Form 10-Q
period 2004-06-30
LEADIS TECHNOLOGY INC
filed 2004-08-05
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-50770

Leadis Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

474 Potrero Ave., Suite A

Sunnyvale, California, 94085

(Address of principal executive office and zip code)

(408) 387-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES ☐    NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of July 21, 2004, 27,474,751 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$102,334	$22,956
Restricted cash	—	1,500
Accounts receivable, net	27,561	28,213
Inventory	9,239	5,863
Prepaid expenses and other current assets	6,303	1,425

Total current assets	145,437	59,957
Property and equipment, net	1,024	979
Other assets	871	716

Total assets	$147,332	$61,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,694	$25,123
Accrued liabilities	6,313	3,595
Taxes payable	2,057	4,281
Deferred revenue	33	488

Total current liabilities	29,097	33,487
Other noncurrent liabilities	370	258
Commitments
Mandatorily redeemable convertible preferred stock	—	14,300
Stockholders’ equity:
Common stock and additional paid-in capital	101,944	6,567
Deferred stock-based compensation	(5,656)	(3,592)
Retained earnings	21,476	10,595
Accumulated other comprehensive income	101	37

Total stockholders’ equity	117,865	13,607

Total liabilities and stockholders’ equity	$147,332	$61,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$41,325	$13,780	$76,088	$22,021
Costs and expenses:
Cost of revenue	26,061	10,405	47,851	16,280
Research and development	2,655	853	5,952	1,574
Selling, general and administrative (1)	1,368	728	2,721	1,367
Stock based compensation (1)	1,112	157	2,119	163

Total costs and expenses	31,196	12,143	58,643	19,384

Operating income	10,129	1,637	17,445	2,637
Interest and other income, net	64	37	500	54

Income before provision for income taxes	10,193	1,674	17,945	2,691
Provision for income taxes	3,981	586	7,064	942

Net income	$6,212	$1,088	$10,881	$1,749

Net income per share:
Basic	$0.28	$0.05	$0.51	$0.09

Diluted	$0.24	$0.05	$0.43	$0.08

Shares used in computing net income per share:
Basic	21,858	20,498	21,353	20,348
Diluted	25,751	23,298	25,066	22,802

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development	$428	$121	$821	$126
Selling, general and administrative	684	36	1,298	37

Total	$1,112	$157	$2,119	$163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,881	$1,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	64
Amortization of deferred stock-based compensation	2,238	351
Allowance for doubtful accounts	58	161
Provision for excess and obsolete inventory	33	902
Changes in current assets and liabilities:
Accounts receivable	917	(8,109)
Inventories	(3,371)	(2,745)
Prepaid expenses and other assets	(4,937)	(980)
Accounts payable	(4,434)	3,884
Accruals and other liabilities	2,735	1,450
Taxes payable	(2,224)	—
Deferred revenue	(455)	63

Net cash provided by (used in) operating activities	1,613	(3,210)

Cash flows from investing activities:
Restricted cash	1,500	(500)
Purchase of property and equipment	(188)	(83)

Net cash provided by (used in) investing activities	1,312	(583)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	76,558	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	1,050
Proceeds from issuance of common stock	99	33
Receipt of stockholder note receivable	119	—
Principal payments on capital lease obligations	—	(2)

Net cash provided by financing activities	76,776	1,081

Effect of exchange rate changes on cash and cash equivalents	(323)	34

Net increase (decrease) in cash and cash equivalents	79,378	(2,678)
Cash and cash equivalents at beginning of period	22,956	8,685

Cash and cash equivalents at end of period	$102,334	$6,007

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compression	$4,301	$1,472

Conversion of redeemable convertible preferred stock to common stock	$14,300	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Leadis Technology, Inc. (“Leadis”) was incorporated in Delaware on May 15, 2000. We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. In June 2004, we sold 6,000,000 shares of our common stock in our initial public offering at an offering price of $14.00 per share. We received total proceeds of approximately $76.6 million net of the related issuance fees and estimated offering costs.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Leadis and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-113880) filed with the SEC in connection with our initial public offering.

On May 15, 2004, our board of directors approved, and on June 10, 2004 our stockholders approved, an amendment to our Amended and Restated Certificate of Incorporation to effect a 3 for 2 split of our common stock and preferred stock. A Certificate of Amendment to our Amended and Restated Certificate of Incorporation effecting the stock split was filed on June 10, 2004. All information related to common stock, preferred stock, options and warrants to purchase common or preferred stock and earnings per share included in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the stock split.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period. The balance sheet as of December 31, 2003 is derived from the audited financial statements as of and for the year then ended.

Foreign currency translation

Foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our condensed consolidated statements of income.

Foreign exchange contracts

We record our forward contracts at fair value with the related gains or losses recorded in interest and other income, net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of June 30, 2004, we held forward contracts with an aggregated notional value of $16.1 million to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net in the condensed consolidated statements of income.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Risks and uncertainties and concentrations of credit risk

Our products are currently manufactured, assembled and tested by third party contractors in Asia. We do not have long-term agreements with any of these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. We place our cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any material losses on deposits of our cash and cash equivalents. We do not hold or issue financial instruments for trading purposes.

We perform ongoing credit evaluations of each of our customers and adjust credit limits based upon payment history and the customer’s credit worthiness, as determined by our review of their current credit information. We regularly monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues we have identified.

The activity and balances of our allowance for doubtful accounts are as follows (in thousands):

	Six Months ended June 30,		Year ended December 31,
	2004	2003	2003
Balance at beginning of period	$560	$95	$95
Additions	99	29	465
Write-off and recoveries	(41)	—	—

Balance at end of period	$618	$124	$560

Significant customer information is as follows:

	% of Revenue for the Three Months ended June 30,		% of Revenue for the Six Months ended June 30,		% of Accounts Receivable at
					June 30, 2004	Dec. 31 2003
	2004	2003	2004	2003
Philips Mobile Display Systems	45.5%	85.6%	46.4%	84.2%	52.4%	69.2%
Samsung SDI Co.	43.6%	13.6%	46.0%	15.2%	34.5%	29.7%

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. For sales to distributors with agreements allowing for returns or credits under certain circumstances, we defer recognition of revenue until the distributor has resold the products to their end customer.

Contract development revenue is recognized as the work is performed, based on the achievement of milestones described in the contracts. Any work requiring customer acceptance is deferred until we receive such acceptance. Deferred revenue related to contract development work was $33,000 and $0.5 million at June 30, 2004 and December 31, 2003, respectively.

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net income and the related cost measured by the fair value method are presented below. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income and pro forma net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$6,212	$1,088	$10,881	$1,749
Add: Employee stock-based compensation expense included in reported net income, net of tax	769	105	1,454	109
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(834)	(117)	(1,539)	(127)

Pro forma net income	$6,147	$1,076	$10,796	$1,731

Basic net income per share as reported	$0.28	$0.05	$0.51	$0.09

Diluted net income per share as reported	$0.24	$0.05	$0.43	$0.08

Pro forma basic net income per share	$0.28	$0.05	$0.51	$0.08

Pro forma diluted net income per share	$0.24	$0.05	$0.43	$0.08

Net income per share

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares and participating redeemable convertible preferred shares (only if effect is dilutive) outstanding during the period. Basic net income per share excludes the dilutive effect of stock options, warrants and unvested common shares. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options and warrants are exercised and that we repurchase shares with the proceeds of these hypothetical exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$6,212	$1,088	$10,881	$1,749

Denominator:
Weighted-average common shares outstanding	22,390	6,961	21,885	6,844
Weighted-average participating redeemable preferred shares outstanding	—	14,225	—	14,192
Less: Unvested common shares subject to repurchase	(532)	(688)	(532)	(688)

Total shares, basic	21,858	20,498	21,353	20,348

Effect of dilutive securities:
Stock options and warrants	3,361	2,112	3,181	1,766
Unvested shares subject to repurchase	532	688	532	688

Total shares, diluted	25,751	23,298	25,066	22,802

Net income per share, basic	$0.28	$0.05	$0.51	$0.09

Net income per share, diluted	$0.24	$0.05	$0.43	$0.08

We excluded 78,000 stock options from the computation of diluted net income per share for the three and six months ended June 30, 2004, as they had an antidilutive effect.

Comprehensive income, net of tax

The components of our comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$6,212	$1,088	$10,881	$1,749
Foreign currency translation adjustment	16	133	64	55

Comprehensive income	$6,228	$1,221	$10,945	$1,804

Recently issued accounting pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on our earnings per share calculation.

NOTE 2—INVENTORY:

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Finished goods	$4,436	$965
Work-in-progress	4,803	4,898

	$9,239	$5,863

NOTE 3—INITIAL PUBLIC OFFERING:

In June 2004, we sold 6,000,000 shares of our common stock in our initial public offering at an offering price of $14.00 per share. We received total proceeds of approximately $76.6 million net of the related issuance fees and estimated offering costs.

NOTE 4—REDEEMABLE CONVERTIBLE PREFERRED STOCK:

We had 12,310,223 shares of redeemable convertible preferred stock outstanding that automatically converted into shares of common stock upon the closing of our initial public offering in June 2004.

NOTE 5—INCOME TAXES:

Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109 “Accounting for Income Taxes.” We recorded provisions for income taxes of $7.1 million for the six months ended June 30, 2004 and $0.9 million for the six months ended June 30, 2003, resulting in an effective tax rate of 39.4% and 35.0% for the respective periods. The increase in our effective tax rate relates to the impact of our increased stock based compensation charge which is not deductible for tax purposes.

NOTE 6—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays, focused on mobile handsets.

As of June 30, 2004 and December 31, 2003, 26.6% and 17.9% of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each period-end were maintained in Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
China	45.4%	85.6%	46.3%	84.3%
Korea	45.9	13.7	47.8	15.3
Taiwan	8.5	0.6	5.8	0.3
Other	0.2	0.1	0.1	0.1

Total revenue	100.0%	100.0%	100.0%	100.0%

NOTE 7—INDEMNIFICATION AND PRODUCT WARRANTY:

In the normal course of our business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves future claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We warrant our products against defects in materials and workmanship and non-conformance to our specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a charge against cost of revenue.

The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities in our condensed consolidated balance sheets, at June 30, 2004 and December 31, 2003:

Warranty accrual at December 31, 2002	$—
Accruals for warranties during the year	1,325
Settlements made during the year	(213)

Warranty accrual at December 31, 2003	1,112
Accruals for warranties during the period	978
Settlements made during the period	(329)

Warranty accrual at June 30, 2004	$1,761

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our most recent Registration Statement on Form S-1 (File No. 333-113880) filed with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We generated $7.9 million of revenue in 2002, $84.5 million of revenue in 2003 and $76.1 million of revenue in the six months ended June 30, 2004. We have been profitable for each of the past seven quarters and generated net income of $12.8 million in 2003 and $10.9 million in the six months ended June 30, 2004. We outsource all of our semiconductor fabrication, assembly and test, which enables us to focus on design, development and marketing of our products and reduce the capital intensity of our business.

We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for leading mobile handset manufacturers. We currently generate all of our revenue from customers in Asia. Virtually all of our revenue in 2003 and the first six months of 2004 was from two customers, with Philips Mobile Display Systems, or Philips MDS, representing 75.9% and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., representing 23.4% of revenue in 2003, and Philips MDS representing 46.4% and Samsung SDI representing 46.0% of revenue in the six months ended June 30, 2004. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer. In 2003, approximately 76.1% of our sales invoices were denominated in U.S. dollars and approximately 23.9% of our sales invoices were denominated in Korean won. In the six months ended June 30, 2004, approximately 52.2% of our sales invoices were denominated in U.S. dollars and approximately 47.8% of our sales invoices were denominated in Korean won.

We expect our business to be subject to seasonality and varying order patterns in the mobile handset market, in which demand is typically stronger in the second half of the year than the first half of the year. However, in the past, mobile handset manufacturers have inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders during our limited operating history within the same quarter and with limited advanced notice, and we expect such increases and decreases to occur in the future. For example, in the first quarter of 2004, we experienced a reduction and subsequent increase in orders of our products from one of our customers.

Cost of revenue consists primarily of the costs of purchasing fabricated silicon wafers. Because we do not have long-term fixed-price supply contracts with our foundry contractors, our wafer costs could fluctuate with the cyclical demand for semiconductors and availability of foundry capacity. In addition, after we purchase wafers from foundries, we also have the yield risk related to manufacturing these wafers into finished products. Cost of revenue also includes costs associated with assembly, test and shipping of our products, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of revenue as a percent of revenue has varied from quarter to quarter based on seasonality, the mix of product technologies, foundry capacity and average selling prices. We expect this fluctuation to continue in the future.

Research and development expenses consist primarily of compensation and related costs for personnel, as well as costs related to development testing, evaluation, masking revisions, occupancy costs and depreciation on research and development equipment. All research and development costs are expensed as incurred. We believe that a significant amount of research and development expenses will be required for us to remain competitive in the future, and we expect to continue to increase our spending on research and development in absolute dollars in the future as our revenue grows.

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, finance and information technology, as well as outside legal and accounting costs. We anticipate that our selling, general and administrative expenses will increase in absolute dollars and as a percent of revenue as we expand our sales force, hire additional administrative personnel and incur additional costs required of a public reporting company.

In connection with grants of stock options during 2003 and the first six months of 2004, we recorded an aggregate of $8.7 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. We make stock option grants to our employees and consultants to supplement cash compensation to provide an additional incentive to employees. The compensation expense is amortized on an accelerated basis over the vesting period of the option grants, which is generally four years. As of June 30, 2004, we had an aggregate of $5.7 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.1	75.5	62.9	73.9
Research and development	6.4	6.2	7.8	7.1
Selling, general and administrative	3.3	5.3	3.6	6.2
Employee stock-based compensation	2.7	1.1	2.8	0.8

Total costs and expenses	75.5	88.1	77.1	88.0

Operating income	24.5	11.9	22.9	12.0
Interest and other income, net	0.2	0.3	0.7	0.2

Income before taxes	24.7	12.2	23.6	12.2
Provision for income taxes	9.7	4.3	9.3	4.3

Net income	15.0%	7.9%	14.3%	7.9%

Comparison of Three Months Ended June 30, 2004 and June 30, 2003

Revenue. Revenue was $41.3 million in the three months ended June 30, 2004 and $13.8 million in the three months ended June 30, 2003, an increase of 199.9%. Volume shipments significantly increased in the second quarter of 2004 as compared to the second quarter of 2003, as mobile handset models using our display drivers experienced higher sales and our products were included in more mobile handset designs. Revenue for the three months ended June 30, 2004 increased 18.9% from $34.8 million in the three months ended March 31, 2004, due to the increase in mobile handsets sold using our devices following seasonally lower sales in the first quarter of 2004.

Cost of Revenue. Cost of revenue was $26.1 million in the three months ended June 30, 2004 and $10.4 million in the three months ended June 30, 2003, an increase of 150.5%. As a percent of revenue, cost of revenue declined to 63.1% in the three months ended June 30, 2004 as compared to 75.5% in the three months ended June 30, 2003. The decline as a percent of revenue was due primarily to the mix of sales to newer, higher-margin products, better manufacturing yields realized by our subcontractor suppliers due to maturity in the manufacturing of our products, and fixed costs being spread over a higher revenue base. Cost of revenue in the three months ended June 30, 2004 increased 19.6% from $21.8 million in the three months ended March 31, 2004, primarily due to increased revenue. Cost of revenue as a percent of revenue increased slightly during this period, reflecting wafer price increases that went into effect in the middle of the March quarter. In future periods, cost of revenue as a percent of revenue may fluctuate from quarter to quarter due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions. We currently expect cost of revenue to increase as a percent of revenue in the third quarter of 2004 as compared to the second quarter, due to changes in our mix of products sold as well as small declines in the average selling prices of our products.

Research and Development. Research and development expenses were $2.7 million, or 6.4% of revenue, in the three months ended June 30, 2004, and $0.9 million, or 6.2% of revenue, in the three months ended June 30, 2003. Approximately $1.4 million of the increase was due to higher costs for test wafers and mask sets related to new products and related process technologies. The remaining $0.4 million of the increase was due to headcount increases to support additional product development activities. Research and development expenses were $3.3 million, or 9.5% of revenue, in the three months ended March 31, 2004. The decrease in the three months ended June 30, 2004 was due to a $0.8 million reduction in test wafer and mask set costs, both from qualification costs at new foundries and for new products. Labor and related costs increased $0.1 million from the March quarter due to headcount increases. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative. Selling, general and administrative expenses were $1.4 million, or 3.3% of revenue, in the three months ended June 30, 2004, and $0.7 million, or 5.3% of revenue, in the three months ended June 30, 2003. Approximately $0.6 million of the increase was due to additional headcount to support our growing revenue base. Legal and accounting expenses increased by approximately $0.1 million, reflecting higher outside legal and accounting costs related to our overall increases in sales and operating activities. Selling, general and administrative expenses were $1.4 million, or 3.9% of revenue, in the three months ended March 31, 2004, nearly flat with the quarter ended June 30, 2004. Labor and related expenses were roughly flat quarter over quarter with new hires joining late in the quarter and therefore not impacting quarterly expenses. We expect selling, general and administrative expenses to increase in future periods as a result of continued headcount increases to support sales growth, as well as increases in costs related to legal, accounting, insurance and other administrative activities required of a public reporting company.

Employee Stock-Based Compensation. Employee stock-based compensation was $1.1 million, or 2.7% of revenue, in the three months ended June 30, 2004, and $157,000, or 1.1% of revenue, in the three months ended June 30, 2003. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options. We are amortizing deferred stock-based compensation over the vesting period of the related options. This deferred stock-based compensation will be amortized on an accelerated basis as follows: $1.2 million in the third quarter of 2004; $1.1 million in the fourth quarter of 2004; $2.1 million in 2005; $1.0 million in 2006; $0.3 million in 2007; and $3,000 in 2008. Employee stock-based compensation was $1.0 million in the three months ended March 31, 2004. The increase was due to stock option grants in the first and second quarters of 2004. The fair value of our stock determined for financial reporting purposes increased significantly in the last quarter of 2003 and the first quarter of 2004 relative to the fair value determined by the board of directors on the date of grant of these options. In future periods, stock option grants are expected to be granted at the fair value of our stock on the option grant date, determined by the closing price of our common stock on the Nasdaq National Market.

Interest and Other Income, Net. Interest and other income, net was $64,000 in the three months ended June 30, 2004 and $37,000 in the three months ended June 30, 2003. Most of the increase was due to increases in interest income, reflecting higher average cash balances in the second quarter of 2004 compared to the second quarter of 2003. Interest and other income, net was $436,000 in the three months ended March 31, 2004, primarily due to foreign currency transaction gains in Korea. In the second quarter of 2004 we began hedging the U.S. dollar-denominated balances in our Korean subsidiary, thereby minimizing future foreign currency gains and losses. Interest income is expected to increase by approximately $0.2 million in the third quarter of 2004 due to interest on the net proceeds from our initial public offering.

Provision for Income Taxes. Provision for income taxes was $4.0 million in the three months ended June 30, 2004 and $0.6 million in the three months ended June 30, 2003, representing effective tax rates of 39.1% and 35.0%, respectively. We incurred employee stock-based compensation expense of $1.1 million in the three months ended June 30, 2004. These expenses are not deductible for income tax purposes. In future periods, a larger portion of our revenue may be derived from sales in countries with lower tax rates, which may result in our effective tax rate decreasing.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003

Revenue. Revenue was $76.1 million in the six months ended June 30, 2004 and $22.0 million in the six months ended June 30, 2003, an increase of 245.5%. Volume shipments significantly increased in the first six months of 2004 as compared to the first six months of 2003, as mobile handset models using our display drivers experienced higher sales and our products were included in more mobile handset designs.

Cost of Revenue. Cost of revenue was $47.9 million in the six months ended June 30, 2004 and $16.3 million in the six months ended June 30, 2003, an increase of 193.9%. As a percent of revenue, cost of revenue declined to 62.9% in the six months ended June 30, 2004 as compared to 73.9% in the six months ended June 30, 2003. The decline as a percent of revenue was due primarily to better manufacturing yields realized by our subcontractor suppliers due to maturity in the manufacturing processes, as well as fixed costs being spread over a higher revenue base. In future periods, cost of revenue as a percent of revenue may fluctuate due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions.

Research and Development. Research and development expenses were $6.0 million, or 7.8% of revenue, in the six months ended June 30, 2004, and $1.6 million, or 7.1% of revenue, in the six months ended June 30, 2003. Approximately $3.6 million of the increase was due to higher costs for test wafers and mask sets related to new products and related process technologies. The remaining $0.8 million of the increase was due to headcount increases to support additional product development activities. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative. Selling, general and administrative expenses were $2.7 million, or 3.6% of revenue, in the six months ended June 30, 2004, and $1.4 million, or 6.2% of revenue, in the six months ended June 30, 2003. Approximately $1.2 million of the increase was due to additional headcount to support our growing revenue base. The remaining $0.1 million of the increase was primarily due to legal, accounting and other miscellaneous increased costs due to growth.

Employee Stock-Based Compensation. Employee stock-based compensation was $2.1 million, or 2.8% of revenue, in the six months ended June 30, 2004, and $163,000, or 0.8% of revenue, in the six months ended June 30, 2003. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Interest and Other Income, Net. Interest and other income, net was $0.5 million in the six months ended June 30, 2004 and $54,000 in the six months ended June 30, 2003. Approximately $0.3 million of the increase was due to foreign exchange gains realized primarily in the first quarter of 2004 due to strength in the Korean won relative to the U.S. dollar. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods. Interest income increased approximately $0.1 million due to higher average cash balances in the second quarter of 2004 compared to the second quarter of 2003. Interest income is expected to increase approximately $0.2 million in the third quarter of 2004 due to interest on the net proceeds from our initial public offering.

Provision for Income Taxes. Provision for income taxes was $7.1 million in the six months ended June 30, 2004 and $0.9 million in the six months ended June 30, 2003, representing effective tax rates of 39.4% and 35.0%, respectively. We incurred employee stock-based compensation expense of $2.1 million in the three months ended June 30, 2004. These expenses are not deductible for income tax purposes. In future periods, a larger portion of our revenue may be derived from sales in countries with lower tax rates, which may result in our effective tax rate decreasing.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities, including our initial public offering in June 2004, which provided net cash proceeds of approximately $76.6 million. Additionally, we have been profitable every quarter since the fourth quarter of 2002 and generated operating cash flow over that period. Cash and cash equivalents at June 30, 2004 were $102.3 million.

Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2004, compared to net cash used in operating activities of $3.2 million for the six months ended June 30, 2003. The increase is primarily due to a $9.1 million increase in net income in the six months ended June 30, 2004. Accounts receivable decreased $0.9 million for the six months ended June 30, 2004, compared to an increase of $8.1 million for the six months ended June 30, 2003. Our days sales outstanding were 60 days at June 30, 2004 and 83 days at June 30, 2003. We expect days sales outstanding to range from 60 to 80 days, based primarily on the timing of sales.

Inventory increased $3.4 million in the six months ended June 30, 2004 and $2.7 million in the six months ended June 30, 2003. In both periods the inventory build was primarily in anticipation of increasing sales volume in the following quarter. At June 30, 2004, we had $4.4 million of finished goods inventory. In future periods, we may increase our finished goods and total inventory balances to enable us to more timely meet changes in customer orders.

Accounts payable, accrued liabilities and taxes payable decreased $3.9 million in the six months ended June 30, 2004 and increased $5.3 million in the six months ended June 30, 2003. The decrease in 2004 reflects timing of inventory payments related to the build in 2004 inventory balances. Additionally, we made large tax payments for our estimated 2004 taxes during the first half of 2004. In the first six months of 2003, payables and accrued liabilities increased reflecting increased inventory purchasing activity to support our sales ramp.

Prepaid expenses and other assets increased by $4.9 million in the six months ended June 30, 2004 and $1.0 million in the six months ended June 30, 2003. In 2004, our prepayment for value added tax, or VAT, payments based on shipments into Korea increased by $4.6 million as sales to our Korean customers increased. These prepaid VAT payments are later refunded from the Korean tax authorities. The increases in the first six months of 2003 resulted from prepaid taxes of $0.4 million, security deposit increases of $0.2 million and miscellaneous other asset increases. These increases reflected our overall increases in operations.

Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2004, as $1.5 million of cash restricted in connection with a letter of credit was no longer restricted upon the expiration of this letter of credit in March 2004. Net cash used in investing activities was $0.6 million for the six months ended June 30, 2003, primarily due to an increase in the restricted cash balance by $0.5 million in connection with a corresponding increase in the letter of credit. We do not currently expect to establish a new letter of credit with any of our vendors; however, we may be required to do so in the future as part of customary business relationships with subcontractor suppliers. We utilized $0.2 million and $0.1 million for the purchase of general office equipment and software in the six months ended June 30, 2004 and June 30, 2003, respectively.

We expect substantially higher purchases of fixed assets in the second half of 2004. We currently plan to purchase approximately $1.0 million of test equipment in order to bring testing of new product designs closer to our engineering offices and minimize our reliance on outside vendors’ facilities and equipment for this testing. Additionally, we plan to invest approximately $0.5 million in software tools as we hire additional employees and upgrade our engineering workstations. Finally, we are evaluating our facility needs and may need to invest in leasehold improvements and furniture and fixture additions to support our growing business.

We are currently evaluating investment alternatives for the net proceeds of our initial public offering and plan to invest much of the proceeds in investments with maturities greater than 90 days. All investments will comply with our corporate investment policy, with the primary objective to preserve principal while maximizing income without significantly increasing risk.

Net cash provided by financing activities was $76.8 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003. In 2004, financing cash flows included proceeds of $76.6 million from our initial public offering in June 2004. Additionally, a stockholder note for $0.1 million was repaid, and we received proceeds of $0.1 million from stock option exercises. In 2003, the net cash provided by financing activities was almost entirely due to proceeds from sales of our Series B redeemable convertible preferred stock.

We believe that our cash balance and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology, may result in the need for additional cash to fund these new requirements as well as our ongoing business activities. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

Recent Accounting Pronouncements

In March 2004, the FASB approved EITF Issue 03-6 “Participating Securities and the Two-Class Method under FAS 128.” EITF Issue 03-6 supersedes the guidance in Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share,” and requires the use of the two-class method of participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In addition, EITF Issue 03-6 addresses other forms of participating securities, including options, warrants, forwards and other contracts to issue an entity’s common stock, with the exception of stock-based compensation (unvested options and restricted stock) subject to the provisions of Opinion 25 and SFAS 123. EITF Issue 03-6 is effective for reporting periods beginning after March 31, 2004 and should be applied by restating previously reported earnings per share. The adoption of EITF Issue 03-6 did not have a material impact on our earnings per share calculation.

RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

We depend on two customers for nearly all of our revenue and the loss of, or a significant reduction in orders from, either of them would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. During the six months ended June 30, 2004, our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 46.4% and 46.0% of our revenue, respectively. The loss of sales to either Philips MDS or Samsung SDI would have a significant negative impact on our business. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

In addition, we believe that nearly all of our semiconductors sold to Philips MDS are used for products sold for use in Nokia mobile handsets, and nearly all of our semiconductors sold to Samsung SDI are used for products sold for use in Samsung mobile handsets. The loss by Philips MDS or Samsung SDI of sales to Nokia or Samsung, respectively, would also have an adverse effect on our business. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our drivers.

In 2001, Samsung SDI Co., a major supplier of display modules, and NEC Corporation, a major consumer electronics company, entered into a joint venture, Samsung OLED, for the research and development of organic light-emitting diode, or OLED, displays, which are intended primarily for use in mobile handsets. In April 2004, Samsung SDI purchased NEC’s interest in the joint venture. Samsung SDI now owns all of the OLED display business previously the subject of the joint venture. As a result of this transaction, our market is even further consolidated among a smaller number of potential customers. This continued consolidation will exacerbate the risks associated with our dependence on a small number of customers. In addition, the transaction may result in us competing more directly with Samsung, one of our significant customers.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive a substantial portion of our revenue from a limited number of display driver models used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We are particularly dependent on sales of two types of drivers, which constituted nearly all of our total revenue in 2003 and the first six months of 2004. Continued market acceptance of these products is critical to our future success.

Our limited operating history makes it difficult for us to accurately forecast revenue and appropriately plan our expenses.

We were formed in May 2000 and have only a limited operating history. In addition, most of our key products have been sold in significant quantities for only a short time and only to a limited number of customers. For example, we began commercial shipment of our first passive matrix organic light-emitting diode, or PM-OLED, and color super twisted nematic liquid crystal display, or color STN LCD, drivers in the third quarter of 2002. We do not sell directly to mobile handset manufacturers, which gives us limited visibility into their order patterns and sales of their products. As a result of our limited operating history and limited visibility into mobile handset manufacturers’ demand, it is difficult to accurately forecast our future revenue and budget our operating expenses. We have limited historical financial data from which to predict our future revenue and expenses. Our limited operating experience, combined with the rapidly evolving nature of the mobile handset market and other factors that are beyond our control, limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

We do not expect to sustain our recent revenue growth rate, so you should not rely on the results of recent periods as an indication of future revenue growth.

We have recently experienced significant revenue growth. Specifically, our annual revenue increased 970.0% from $7.9 million in 2002 to $84.5 million in 2003. Revenue increased 245.5% from $22.0 million for the first six months of 2003 to $76.1 million for the first six months of 2004. We do not expect similar revenue growth rates in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

We have incurred operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively, and net income of approximately $12.8 million for the year ended December 31, 2003 and approximately $10.9 million for the six months ended June 30, 2004. Despite realizing net income for the year ended December 31, 2003 and the six months ended June 30, 2004, we may incur losses in the future. Our business has a limited record of profitability and it may not continue to be profitable. Our ability to sustain or increase profitability on a quarterly or annual basis in the future depends in part on the rate of growth of our target markets, the continued acceptance of our customers’ products, the competitive position of our products, our ability to develop new products and our ability to manage expenses. We may not sustain or increase profitability on a quarterly or annual basis.

Our business is highly dependent on the mobile handset market, which is highly concentrated and characterized by short product life cycles, fluctuations in demand and seasonality, any of which could negatively impact our business or results of operations.

The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving mobile handset specifications and significant price competition. If we, our customers or mobile handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected.

We expect our business to be subject to seasonality and varying order patterns in the mobile handset market. In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, in the past mobile handset manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders during our limited operating history within the same quarter and with limited advanced notice, and we expect such increases and decreases to occur in the future. For example, in the first quarter of 2004, we experienced a reduction in orders of our products from one of our customers. Our recent growth in revenue makes it difficult for us to assess the impact of seasonal factors on our business. If we, or our customers, are unable to increase production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenue from such products would be adversely affected and this may damage our reputation with our customers and the mobile handset manufacturers. Conversely, if our customers or the mobile handset manufacturers overestimate consumer demand, they may reduce their orders or delay shipments of our products from amounts forecasted, and our revenue in a particular period could be adversely affected.

The average selling prices of our products could decrease rapidly, which may negatively impact our revenue and operating results.

We may experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which may result in declining average selling prices of the components comprising mobile handsets. We expect that these factors will create downward pressure on our average selling prices and operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, our customers are display module manufacturers who in turn sell their modules to mobile handset manufacturers, which causes us to have limited visibility into ultimate product demand, making forecasting more difficult. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business. These inventory risks are exacerbated because our products are customized, which hampers our ability to sell excess inventory to the general market.

Our customer orders are subject to cancellation, reduction or delay in delivery schedules, which may result in lower than anticipated revenue.

Our sales are generally made pursuant to standard purchase orders rather than long-term purchase commitments. These purchase orders may be cancelled or modified or the shipment dates delayed by the customer. Although we have not in the past experienced significant cancellations of orders, we may in the future experience such cancellations. We have in the past experienced, and may in the future experience, delays in scheduled shipment dates, which have on occasion resulted, and may in the future result, in our recognizing revenue in a later period than anticipated. We have also experienced reductions to previously placed purchase orders. Any cancellation, modification or delay in shipments in the future may result in lower than anticipated revenue.

We face significant competition and may be unsuccessful in competing against current and future competitors.

The markets for semiconductors generally, and small flat panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete include NEC, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., and Solomon Systech Limited. Additionally, many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include Philips Semiconductor (a division of Philips Electronics, N.V.), Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. In addition, in the event of a manufacturing capacity shortage, these competitors may by able to obtain wafer fabrication capacity when we are unable to do so. Any of these factors could cause us to be at a competitive disadvantage to our existing and potential new competitors.

We face competition from businesses related to our customers, which could harm our business.

Our direct customers are display module manufacturers serving the mobile handset market. Our primary customers, Philips MDS and Samsung SDI, are divisions within corporate organizations that have other divisions that design, manufacture and sell display drivers that compete with our products. To the extent either of our primary customers chooses to replace our products with internally developed products, our business will be harmed.

We rely on third-party contractors to manufacture, assemble and test our products and our failure to secure sufficient capacity or a significant increase in wafer pricing could limit our growth and adversely affect our operating results.

We rely on third-party contractors to manufacture, assemble and test our drivers. We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test contractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us.

There are significant risks associated with our reliance on contractors, including:

•	inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	shortages of materials that foundries use to manufacture our products;

•	failure to qualify a selected supplier;

•	labor shortages or labor strikes;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	political instability in countries where the contractors are located; and

•	actions taken by our contractors that breach our agreements.

Our manufacturing, assembly and test processes are complex, involving significant customization and refinement. We are therefore restricted, in terms of time and cost, in our ability to use alternate third-party contractors in the event of capacity constraints. If we are unable to obtain capacity as required or obtain alternative sources of capacity on favorable terms, our revenue and profitability would likely decline.

If our foundry contractors fail to achieve satisfactory yields or quality, our revenue and operating results could decrease, and our relationships with our customers and our reputation may be harmed.

The manufacturing process of our display drivers is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. When our products are qualified with our foundries, minimum acceptable yields are established. We are required to purchase all wafers that meet these minimum acceptable yields. Manufacturing yields for our new products tend to be lower initially and increase as we achieve full production. Because our products tend to have short product life cycles, we may not reach higher manufacturing yields in a sufficiently short period of time. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, resulting in potential loss of revenue and lower profitability.

Use of our customized manufacturing process by our foundry contractors in connection with their manufacturing of our competitors’ products could harm our business.

In an effort to increase yields and reduce manufacturing times, we have developed with our foundry contractors a customized version of the manufacturing process used for the fabrication of our drivers. While we have expended significant resources on the customization of this process, the process is not proprietary to us, and may be used by our foundry partners in the fabrication of semiconductors for their other customers. Any use of this customized manufacturing process for the manufacture of our competitors’ products could harm our competitive position.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop new drivers and product enhancements that achieve timely and cost-effective market acceptance. The development of our drivers is highly complex, and we occasionally have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our products directly to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer. In addition, failure by our display manufacturer customers to successfully sell to mobile handset manufacturers could also harm our business.

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	commercial acceptance and commercial production of the products into which our drivers are incorporated;

•	availability, quality, price, performance, power use and size of our products as compared to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	wireless service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.

We cannot assure you that products we recently developed or may develop in the future will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

Our products are complex and may require modifications to resolve undetected errors or failures, which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products.

Our small panel display drivers are highly complex and may contain undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, we may incur additional development, repair or replacement costs, and our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

Our small panel display drivers comprise only part of a complex display subassembly manufactured by our display module customers. As a result, our drivers must operate according to specifications with the other components in the subassembly. For example, in the subassembly our drivers are attached to the display glass and must interoperate with the glass efficiently. If other components of the subassembly system fail to operate efficiently with our drivers, we may be required to incur additional development time and costs optimizing the interoperability of our drivers with the other components.

If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.

Our products are incorporated in display modules, which must comply with mobile handset manufacturers’ continually evolving specifications. Our ability to compete in the future will depend on our ability to comply with these specifications. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our drivers over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and mobile handset manufacturers typically do not change display drivers once a display module is designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.

The semiconductor industry is highly cyclical, and our operating results may be negatively impacted by downturns in the general semiconductor industry.

Our business is impacted by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales, reduce our profitability or result in losses for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Steve Ahn, our Chief Executive Officer, Ken Lee, our Chief Technology Officer, Victor Lee, our Chief Financial Officer, and Daniel Hauck, our Vice President of Worldwide Sales. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2004, we had four U.S. patent applications pending. Our pending patent applications and any future applications may not result in issued patents or may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. Although we are not currently a party to legal action alleging our infringement of third-party intellectual property rights, in the future we may receive letters from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

In the future, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for certain claims of infringement arising out of the sale of our products.

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, political instability and currency fluctuations.

All of our revenue for 2003 and the first six months of 2004 was attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in Taiwan and Hong Kong. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	potentially longer and more difficult collection periods;

•	political and economic instability; and

•	difficulty in hiring qualified management, technical sales and applications engineers.

In the first six months of 2004, approximately 52.2% of our sales to international customers were denominated in U.S. dollars, and the remaining 47.8% of our sales were denominated in Korean won. Nearly all purchases of components from international suppliers were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

In recent periods, we have significantly increased the scope of our operations and expanded our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We plan to fund the cost of these systems from current cash balances and funds generated from operations.

We recently implemented enterprise resource planning software and continue to expand the application of this software in our business. If this software does not function as expected or additional applications take significantly longer to implement than anticipated, our revenue and operating results could be materially and adversely affected. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers and greater levels of inventories. All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Any disruption to our operations or the operations of our foundry, assembly and test contractors resulting from earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.

Our corporate headquarters are located in California. In addition, a substantial portion of our engineering operations and the third party contractors that manufacture, assemble and test our drivers are located in the Pacific Rim. The risk of losses due to an earthquake in California and the Pacific Rim is significant due to the proximity to major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in disruption of our operations and the operations of our foundry, assembly and test contractors.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

We believe our existing cash balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next twelve months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

We may undertake acquisitions to expand our business that may pose risks to our business and dilute the ownership of our existing stockholders.

As part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience;

•	potential loss of key employees of the acquired company; and

•	potential requirement to amortize intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders.

Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.

The market price for our common stock is highly volatile. This could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company, our products and services, our competitors or the semiconductor market in general;

•	announcements by mobile handset manufacturers;

•	additions or departures of key personnel;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of publicly-traded companies in general and semiconductor companies in particular.

Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in significant costs and divert management’s attention and resources, which could seriously harm our business and operating results.

Future sales of our common stock could lower the market price of our common stock.

As of July 21, 2004 we had 27,474,751 shares of common stock outstanding. Of these shares, 6,000,000 were recently sold in our initial public offering and are freely tradable under federal and state securities laws. Each of our officers and directors and substantially all of our stockholders entered into lock-up agreements with Goldman, Sachs & Co. in connection with our initial public offering pursuant to which they agreed not to sell, offer, transfer, pledge or otherwise dispose of shares of our capital stock for a period of 180 days after the date of our initial public offering. Goldman Sachs & Co. may, in its sole discretion, permit early release of the shares subject to the lock-up agreements.

All but 364,062 of the outstanding shares of our common stock that were not sold in our initial public offering, will be eligible for sale in the public market beginning on December 13, 2004 under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 3,811,513 shares issuable upon exercise of options to purchase our common stock outstanding as of June 30, 2004, 1,992,110 shares will be vested and eligible for sale beginning on December 13, 2004.

A number of our current securityholders have registration rights relating to our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other securityholders after this offering, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than two occasions at any time beginning approximately six months from the date of our initial public offering, to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form.

In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 65.4% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations.

This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors and principal stockholders.

Being a public company will increase our administrative costs.

We completed our initial public offering in June 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, the Nasdaq National Market has proposed revisions to its requirements for companies that are listed on the Nasdaq National Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, in 2004 we have added an additional independent director, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

We are in the process of instituting changes to our internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. Implementing these changes will require specific compliance training of our directors, officers and personnel and a significant period of time. We are continuing to evaluate and, where appropriate, enhance, our written policies and procedures and internal controls. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements would cause the trading price of our common stock to decrease substantially.

Anti-takeover provisions of our charter documents and Delaware law could prevent or delay transactions resulting in a change in control.

Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	establish a classified board of directors, so that not all members of our board may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions may have the effect of entrenching our management team and may deprive you of the opportunity to sell your shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 3.	Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $82.6 million as of June 30, 2004, and have an average interest rate of approximately 1.04%, are subject to interest rate risks. However, based on the liquidity of our money market funds, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. Approximately 52.2% of our 2004 sales invoices to date were denominated in the U.S. dollar, with the remaining 47.8% denominated in the Korean won. Therefore, our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. Our receivables are generally outstanding for 45 to 90 days. If the exchange rate of the Korean won to the U.S. dollar changes by 10% during any 45 to 90 day period, this could impact our quarterly revenue by approximately 4% to 5%. We record intercompany transactions related to sales of products from the U.S. parent company to our Korean subsidiary, and for activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 90 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We began entering into foreign exchange contracts in the second quarter of 2004 to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Leadis Technology have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

During the three months ended June 30, 2004, we issued 59,669 shares of our common stock that were not registered under the Securities Act of 1933 to our employees and directors upon the exercise of options for cash consideration with an aggregate exercise price of $6,288. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on June 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on the Nasdaq National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of approximately

$76,559,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have not used any part of the net proceeds of the offering. To date, all of the net proceeds of the offering have been applied to temporary investments.

Following the completion of the offering, all shares of our issued and outstanding preferred stock, par value $0.001, converted automatically into 12,310,223 shares of common stock.

ITEM 4.	Submission of Matters to a Vote of Security Holders

In April 2004, prior to our initial public offering, we submitted the following matters to our stockholders for their approval. On April 15, 2004, our stockholders approved each of these matters, as set forth below. We did not receive written consent from each stockholder. As of the record date for taking such action, we had 14,276,818 shares of our common stock outstanding (on an as-if-converted to common stock basis), not giving effect to the three-for-two stock split that took place on June 10, 2004. The results of the voting from stockholders that returned written consents to us are as follows:

1. An amendment and restatement of our Certificate of Incorporation to be effective upon the closing of our initial public offering was approved as follows:

For: 14,218,738

Against: 0

2. An amendment and restatement of our Bylaws to be effective upon the closing of our initial public offering was approved as follows:

For: 14,218,738

Against: 0

3. An amendment and restatement of our 2004 Equity Incentive Plan and the related reservation of a total of 4,000,000 (on a pre-split basis) shares of common stock for issuance under such plan was approved as follows:

For: 14,218,738

Against: 0

4. The adoption of our 2004 Employee Stock Purchase Plan to be effective upon the closing of our initial public offering and the related reservation of 500,000 shares of our common stock for issuance under such plan was approved as follows:

For: 14,218,738

Against: 0

5. The adoption of our 2004 Non-Employee Directors’ Plan to be effective upon the closing of our initial public offering and the related reservation of 400,000 shares of our common stock for issuance under such plan was approved as follows:

For: 14,218,738

Against: 0

6. A form of indemnity agreement to be entered into with each of our directors and executive officers was approved as follows:

For: 14,218,738

Against: 0

In June 2004, prior to our initial public offering, we submitted the following matter to our stockholders for their approval. On June 10, 2004, our stockholders approved this matter, as set forth below. We did not receive written consent from each stockholder. As of the record date for taking such action, we had 14,276,818 shares of our common stock outstanding (on an as-if-converted to common stock basis), not giving effect to the three-for-two stock split that took place on June 10, 2004. The results of the voting from stockholders that returned written consents to us are as follows:

1. An amendment and restatement of our Certificate of Incorporation to implement a three-for-two stock split of our common stock and preferred stock.

For: 10,357,312

Against: 0

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc.

3.2(2)	Amended and Restated Bylaws of Leadis Technology, Inc.

4.1(3)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Registration Statement on Form S-1 filed with the SEC in connection with the initial public offering of Leadis Technology, Inc.), irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

No reports were filed on Form 8-K during the three months ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2004	LEADIS TECHNOLOGY, INC.

/s/ VICTOR LEE
Victor Lee
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)