Form 10-Q
period 2004-09-30
LEADIS TECHNOLOGY INC
filed 2004-11-12
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 26, 2004, 27,827,290 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$100,971	$22,956
Restricted cash	—	1,500
Short-term investments	10,099	—
Accounts receivable, net	27,716	28,213
Inventory	7,894	5,863
Prepaid expenses and other current assets	4,143	1,425

Total current assets	150,823	59,957
Property and equipment, net	1,876	979
Other assets	1,042	716

Total assets	$153,741	$61,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,832	$25,123
Accrued liabilities	5,468	3,595
Taxes payable	752	4,281
Deferred revenue	161	488

Total current liabilities	29,213	33,487
Other noncurrent liabilities	479	258
Commitments
Mandatorily redeemable convertible preferred stock	—	14,300
Stockholders’ equity:
Common stock and additional paid-in capital	101,969	6,567
Deferred stock-based compensation	(4,480)	(3,592)
Retained earnings	26,436	10,595
Accumulated other comprehensive income	124	37

Total stockholders’ equity	124,049	13,607

Total liabilities and stockholders’ equity	$153,741	$61,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$40,898	$22,257	$116,986	$44,278

Costs and expenses:
Cost of revenue	26,205	13,319	74,056	29,599
Research and development (1)	3,499	1,784	9,451	3,358
Selling, general and administrative (1)	1,726	954	4,448	2,321
Stock based compensation	1,099	203	3,217	366

Total costs and expenses	32,529	16,260	91,172	35,644

Operating income	8,369	5,997	25,814	8,634
Interest and other income, net	314	112	814	165

Income before provision for income taxes	8,683	6,109	26,628	8,799
Provision for income taxes	3,723	2,138	10,787	3,079

Net income	$4,960	$3,971	$15,841	$5,720

Net income per share:
Basic	$0.18	$0.19	$0.68	$0.28

Diluted	$0.16	$0.17	$0.59	$0.25

Shares used in computing net income per share:
Basic	27,187	20,592	23,362	20,492
Diluted	30,615	23,717	26,791	23,276

(1)	Amounts exclude amortization of employee deferred stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development	$459	$181	$1,280	$307
Selling, general and administrative	640	22	1,937	59

Total	$1,099	$203	$3,217	$366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,841	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	105
Amortization of deferred stock-based compensation	3,414	560
Allowance for doubtful accounts	59	327
Provision for excess and obsolete inventory	3,181	205
Changes in current assets and liabilities:
Accounts receivable	808	(17,030)
Inventories	(5,183)	(3,165)
Prepaid expenses and other assets	(2,958)	(1,812)
Accounts payable	(2,296)	10,107
Accruals and other liabilities	1,991	4,439
Taxes payable	(3,529)	—
Deferred revenue	(326)	63

Net cash provided by (used in) operating activities	11,227	(481)

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,099)	—
Restricted cash	1,500	(500)
Purchase of property and equipment	(1,089)	(385)

Net cash used in investing activities	(9,688)	(885)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	76,583	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	1,050
Proceeds from issuance of common stock	99	33
Receipt of stockholder note receivable	119	—
Principal payments on capital lease obligations	—	(10)

Net cash provided by financing activities	76,801	1,073

Effect of exchange rate changes on cash and cash equivalents	(325)	24

Net increase (decrease) in cash and cash equivalents	78,015	(269)
Cash and cash equivalents at beginning of period	22,956	8,685

Cash and cash equivalents at end of period	$100,971	$8,416

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$4,301	$1,639

Conversion of redeemable convertible preferred stock to common stock	$14,300	$—

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

Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Registration Statement on Form S-1 (File No. 333-113880) filed with the SEC in connection with our initial public offering.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other future period. The balance sheet as of December 31, 2003 is derived from the audited financial statements as of and for the year then ended.

Foreign currency translation

Foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our condensed consolidated statements of income.

Foreign exchange contracts

We record our forward contracts at fair value with the related gains or losses recorded in interest and other income, net. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. As of September 30, 2004, we held forward contracts with an aggregated notional value of $18.8 million to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our condensed consolidated statements of income.

Cash, cash equivalents and short-term investments

We held $111.1 million of cash, cash equivalents and short-term investments at September 30, 2004, which includes the $76.6 million net proceeds from our initial public offering on June 15, 2004. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All short-term investments are classified as available-for-sale.

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

Risks and uncertainties and concentrations of credit risk

Our products are currently manufactured, assembled and tested by third-party contractors in Asia. We do not have long-term agreements with any of these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. We place our cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any material losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. We do not hold or issue financial instruments for trading purposes.

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

Significant customer information is as follows:

	% of Revenue for the Three Months ended September 30,		% of Revenue for the Nine Months ended September 30,		% of Accounts Receivable at
					Sep. 30, 2004	Dec. 31, 2003
	2004	2003	2004	2003
Philips Mobile Display Systems	51.2%	70.7%	48.1%	77.4%	56.9%	69.2%
Samsung SDI	40.0%	28.9%	43.9%	22.1%	33.4%	29.7%

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. For sales to distributors with agreements allowing for returns or credits under certain circumstances, we defer recognition of revenue until the distributor has resold the products to their end customer. Deferred revenue related to sales to distributors was $104,000 at September 30, 2004 and $0 at December 31, 2003.

Contract development revenue is recognized as the work is performed, based on the achievement of milestones described in the contracts. Any work requiring customer acceptance is deferred until we receive such acceptance. Deferred revenue related to contract development work was $57,000 and $0.5 million at September 30, 2004 and December 31, 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,960	$3,971	$15,841	$5,720
Add: Employee stock-based compensation expense included in reported net income, net of tax	700	136	2,031	245
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(747)	(147)	(2,286)	(274)

Pro forma net income	$4,913	$3,960	$15,586	$5,691

Basic net income per share, as reported	$0.18	$0.19	$0.68	$0.28

Diluted net income per share, as reported	$0.16	$0.17	$0.59	$0.25

Pro forma basic net income per share	$0.18	$0.19	$0.67	$0.28

Pro forma diluted net income per share	$0.16	$0.17	$0.58	$0.24

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

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$4,960	$3,971	$15,841	$5,720

Denominator:
Weighted-average common shares outstanding	27,623	6,961	15,143	6,883
Weighted-average participating redeemable preferred shares outstanding	—	14,225	8,655	14,203
Less: Unvested common shares subject to repurchase	(436)	(594)	(436)	(594)

Total shares, basic	27,187	20,592	23,362	20,492

Effect of dilutive securities:
Stock options and warrants	2,993	2,531	2,993	2,190
Unvested shares subject to repurchase	436	594	436	594

Total shares, diluted	30,615	23,717	26,791	23,276

Net income per share, basic	$0.18	$0.19	$0.68	$0.28

Net income per share, diluted	$0.16	$0.17	$0.59	$0.25

We excluded 78,000 stock options from the computation of diluted net income per share for the three and nine months ended September 30, 2004, as they had an antidilutive effect.

Comprehensive income, net of tax

The components of our comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,960	$3,971	$15,841	$5,720
Foreign currency translation adjustment	23	131	87	185

Comprehensive income	$4,983	$4,102	$15,928	$5,905

Recently issued accounting pronouncements

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through investments other than common stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF Issue No. 02-14 to have a material impact on our consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004 the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for Leadis’ fiscal year ending 2004. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

NOTE 2—INVENTORY:

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$3,229	$965
Work-in-progress	4,665	4,898

	$7,894	$5,863

During the quarter ended September 30, 2004, we recorded a charge of $3.0 million to cost of revenue to write down inventory due to inventory quantities on hand in excess of forecasted demand.

NOTE 3 – INITIAL PUBLIC OFFERING:

In June 2004, we sold 6,000,000 shares of our common stock in our initial public offering at an offering price of $14.00 per share. We received total proceeds of approximately $76.6 million net of the related issuance fees and offering costs. Upon the closing of our initial public offering in June 2004, all 12,310,223 shares of our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

NOTE 4—EXERCISE OF WARRANTS:

During the quarter ended September 30, 2004, we issued 352,539 shares of common stock in connection with cashless exercises of three warrants by our warrant holders. These warrants were exercisable at prices ranging from $0.10 to $2.40 per share. In connection with the cashless exercises, a total of 64,521 shares issuable pursuant to the warrants were tendered for conversion to pay the exercise price. No warrants remain outstanding after these exercises.

NOTE 5—INCOME TAXES:

Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109 “Accounting for Income Taxes.” We recorded provisions for income taxes of $10.8 million for the nine months ended September 30, 2004 and $3.1 million for the nine months ended September 30, 2003, resulting in an effective tax rate of 40.5% and 35.0% for the respective periods. We recorded provisions for income taxes of $3.7 million for the three months ended September 30, 2004 and $2.1 million for the three months ended September 30, 2003, resulting in an effective tax rate of 42.9% and 35.0% for the respective periods. In the September 2004 quarter, we increased our estimated tax rate for the 2004 fiscal year to 40.5% from our previous estimate of 39.0%, based on revised estimates of our product mix by location. The increase in our effective tax rate from the prior year relates to the impact of our increased stock based compensation charge, which is not deductible for tax purposes.

NOTE 6—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays, focused on mobile handsets.

As of September 30, 2004 and December 31, 2003, 15.6% and 17.9%, respectively, of our long-lived assets were maintained in the United States and 82.3% and 82.1%, respectively, were maintained in Korea. The remainder of our long-lived assets at September 30, 2004 were located in Hong Kong and Taiwan.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
China	52.2%	70.6%	48.4%	77.4%
Korea	46.9	29.0	47.5	22.2
Taiwan	0.9	0.3	4.1	0.4
Other	—	0.1	—	—

Total revenue	100.0%	100.0%	100.0%	100.0%

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

Changes in our liability for product warranty during the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of period	$1,112	$—
Accruals for warranty during the period	1,792	446
Settlements made during the period	(329)	—

Balance, end of period	$2,575	$446

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, all information disclosed under Item 3 of this Part I, and other aspects of our business identified in our Registration Statement on Form S-1(File No. 333-113880) filed with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We generated $7.9 million of revenue in 2002, $84.5 million of revenue in 2003 and $117.0 million of revenue in the nine months ended September 30, 2004. We have been profitable for each of the past eight quarters and generated net income of $12.8 million in 2003 and $15.8 million in the nine months ended September 30, 2004. We outsource all of our semiconductor fabrication, assembly and test, which enables us to focus on design, development and marketing of our products and reduce the capital intensity of our business.

We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for leading mobile handset manufacturers. We currently generate all of our revenue from customers in Asia. Virtually all of our revenue in 2003 and the first nine months of 2004 was from two customers, with Philips Mobile Display Systems, or Philips MDS, representing 75.9% and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., representing 23.4% of revenue in 2003. Philips MDS represented 48.1% and Samsung SDI represented 43.9% of revenue in the nine months ended September 30, 2004. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer. In 2003, approximately 76.1% of our sales invoices were denominated in U.S. dollars and approximately 23.9% of our sales invoices were denominated in Korean won. In the nine months ended September 30, 2004, approximately 52.5% of our sales invoices were denominated in U.S. dollars and approximately 47.5% of our sales invoices were denominated in Korean won.

We expect our business to be subject to seasonality and varying order patterns prevalent in the mobile handset market, in which demand is typically stronger in the second half of the year than the first half of the year. However, in the past, mobile handset manufacturers have inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders during our limited operating history within the same quarter and with limited advanced notice, and we expect such increases and decreases to occur in the future. For example, in the first quarter of 2004, we experienced a reduction and subsequent increase in orders of our products from one of our customers. In the third quarter of 2004, we experienced a significant reduction in sales of our Organic LED, or OLED, products due to pricing pressure placed on component manufacturers by mobile handset manufacturers, and we anticipate this reduction in sales will continue in the fourth quarter of 2004.

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

In connection with grants of stock options during 2003 and the first nine months of 2004, we recorded an aggregate of $8.7 million in deferred stock-based compensation within stockholders’ equity, due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. We make stock option grants to our employees and consultants to supplement cash compensation to provide an additional incentive to employees. The compensation expense is amortized on an accelerated basis over the vesting period of the option grants, which is generally four years. As of September 30, 2004, we had an aggregate of $4.5 million of deferred stock-based compensation remaining to be amortized. We report employee stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.1	59.9	63.3	66.9
Research and development	8.6	8.0	8.1	7.6
Selling, general and administrative	4.2	4.3	3.8	5.2
Employee stock-based compensation	2.7	0.9	2.7	0.8

Total costs and expenses	79.6	73.1	77.9	80.5

Operating income	20.4	26.9	22.1	19.5
Interest and other income, net	0.8	0.5	0.7	0.4

Income before taxes	21.2	27.4	22.8	19.9
Provision for income taxes	9.1	9.6	9.3	7.0

Net income	12.1%	17.8%	13.5%	12.9%

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Revenue. Revenue was $40.9 million in the three months ended September 30, 2004 and $22.3 million in the three months ended September 30, 2003, an increase of 83.8%. Volume shipments significantly increased in the third quarter of 2004 as compared to the third quarter of 2003, as mobile handset models using our display drivers experienced higher sales and our products were included in more mobile handset designs. Revenue for the three months ended September 30, 2004 decreased 1.0% from $41.3 million in the three months ended June 30, 2004. Unit sales increased 3.8% as compared to the June quarter, while average selling prices declined approximately 4.8% due to the product mix. Revenue from Super Twisted Nematic, or STN, devices increased approximately 22% while revenue from organic LED, or OLED, devices declined approximately 21% as compared to the second quarter of 2004. We currently expect revenue to decrease approximately 12% to 20% in the fourth quarter of 2004 as compared to the third quarter of 2004, as anticipated unit growth in STN and thin film transistor, or TFT, devices is not expected to offset anticipated unit declines in OLED devices.

Cost of Revenue. Cost of revenue was $26.2 million in the three months ended September 30, 2004 and $13.3 million in the three months ended September 30, 2003, an increase of 96.7% due primarily to sales growth. As a percent of revenue, cost of revenue increased to 64.1% in the three months ended September 30, 2004 as compared to 59.9% in the three months ended September 30, 2003. The increase as a percentage of revenue was due to lower average selling prices on our products than in the prior year due to competitive pricing pressures by handset makers that drove down component costs. Additionally, during the quarter ended September 30, 2004, we recorded a charge of $3.0 million to write down inventory due to inventory quantities on hand in excess of forecasted demand. These increases in cost of revenue were partially mitigated by increased sales during the quarter of several new products previously expensed as research and development expense. Cost of revenue increases were also partially offset by our fixed costs being spread over a higher revenue base in the third quarter of 2004 compared to the third quarter of 2003. Cost of revenue in the three months ended September 30, 2004 increased 0.6% from $26.1 million in the three months ended June 30, 2004, while revenue declined slightly. Cost of revenue as a percentage of revenue increased from 63.1% in the June quarter, reflecting the product mix shift to products generating lower profits. In future periods, cost of revenue as a percentage of revenue may fluctuate from quarter to quarter due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions. We currently expect cost of revenue to increase to approximately 69% to 70% of revenue in the fourth quarter of 2004. This significant percentage increase is expected to be driven by price declines across our product line as well as changes in our mix of products sold.

Research and Development. Research and development expenses were $3.5 million, or 8.6% of revenue, in the three months ended September 30, 2004, and $1.8 million, or 8.0% of revenue, in the three months ended September 30, 2003. Approximately $1.5 million of the increase was due to higher costs for test wafers and mask sets related to new products and related process technologies. We introduced several new products in the September 2004 quarter, and commenced research and development production on others, which principally led to these increases. The remaining $0.2 million of the increase was due to headcount increases to support additional product development activities. Research and development expenses were $2.7 million, or 6.4% of revenue, in the three months ended June 30, 2004. The increase in the three months ended September 30, 2004 was primarily due to a $0.7 million increase in test wafer and mask set costs, due to new product activities discussed above. Labor and related costs increased $0.1 million from the second quarter due to headcount increases. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative. Selling, general and administrative expenses were $1.7 million, or 4.2% of revenue, in the three months ended September 30, 2004, and $1.0 million, or 4.3% of revenue, in the three months ended September 30, 2003. Approximately $0.4 million of the increase was due to additional headcount and facilities costs to support our growing revenue base. Legal, accounting and insurance expenses increased by approximately $0.3 million, reflecting higher outside legal and accounting costs related to our overall increases in sales and operating activities as well as higher director and officer insurance costs as a public reporting company. Selling, general and administrative expenses were $1.4 million, or 3.3% of revenue, in the three months ended June 30, 2004. Approximately $0.2 million of the increase in the most recent quarter was due to headcount and facilities increases to support our growing revenue base. The remainder of the increase was due to directors and officers insurance, as well as legal costs to support our increased operations. We expect selling, general and administrative expenses to increase in future periods as a result of continued headcount increases, expansion of facilities, and increases in legal, accounting, insurance and other administrative activities required of a public reporting company.

Employee Stock-Based Compensation. Employee stock-based compensation was $1.1 million, or 2.7% of revenue, in the three months ended September 30, 2004, and $0.2 million, or 0.9% of revenue, in the three months ended September 30, 2003. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options. We are amortizing deferred stock-based compensation over the vesting period of the related options. This deferred stock-based compensation will be amortized on an accelerated basis as follows: $1.1 million in the fourth quarter of 2004; $2.1 million in 2005; $1.0 million in 2006; and $0.3 million in 2007. In future periods, stock option grants are expected to be granted at the fair value of our stock on the option grant date, determined by the closing price of our common stock on the Nasdaq National Market.

Interest and Other Income, Net. Interest and other income, net was $0.3 million in the three months ended September 30, 2004 and $0.1 million in the three months ended September 30, 2003. Most of the increase was due to increases in interest income from the net proceeds of our initial public offering. Interest and other income, net was $64,000 in the three months ended June 30, 2004, as we earned less interest in the prior quarter on lower average cash balances. In the second quarter of 2004, we began hedging the U.S. dollar-denominated balances in our Korean subsidiary, thereby minimizing future foreign currency gains and losses.

Provision for Income Taxes. Provision for income taxes was $3.7 million in the three months ended September 30, 2004 and $2.1 million in the three months ended September 30, 2003, representing effective tax rates of 42.9% and 35.0%, respectively. In the September 2004 quarter, we increased our estimated tax rate for the 2004 year to 40.5% from our previous estimate of 39.0%, based on revised estimates of our product mix by location. Tax rates vary by country and impact our consolidated income tax rate. We incurred employee stock-based compensation expense of $1.1 million in the three months ended September 30, 2004. These expenses are not deductible for income tax purposes. In future periods, a larger portion of our revenue may be derived from sales in countries with lower tax rates, which may result in our effective tax rate decreasing.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003

Revenue. Revenue was $117.0 million in the nine months ended September 30, 2004 and $44.3 million in the nine months ended September 30, 2003, an increase of 164.2%. Volume shipments significantly increased in the first nine months of 2004 as compared to the first nine months of 2003, as mobile handset models using our display drivers experienced higher sales and our products were included in more mobile handset designs.

Cost of Revenue. Cost of revenue was $74.1 million in the nine months ended September 30, 2004 and $29.6 million in the nine months ended September 30, 2003, an increase of 150.2%. As a percentage of revenue, cost of revenue declined to 63.3% in the nine months ended September 30, 2004 as compared to 66.9% in the nine months ended September 30, 2003. The decline as a percentage of revenue was due primarily to better manufacturing yields realized by our subcontractor suppliers due to maturity in the manufacturing processes, as well as our fixed costs being spread over a higher revenue base. These favorable conditions were partially offset by a charge of $3.0 million to write down inventory due to inventory quantities on hand in excess of forecasted demand, as well as reductions in average selling prices of our products in the third quarter of 2004 due to changes in our product mix and greater price sensitivity in the mobile handset market which is driving down component prices. These factors are expected to increase the cost of revenue as a percentage of revenue in the fourth quarter of 2004. In future periods, cost of revenue as a percentage of revenue may fluctuate due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions.

Research and Development. Research and development expenses were $9.5 million, or 8.1% of revenue, in the nine months ended September 30, 2004, and $3.4 million, or 7.6% of revenue, in the nine months ended September 30, 2003. Approximately $5.1 million of the increase was due to higher costs for test wafers and mask sets related to new products and related process technologies. The remaining $1.0 million of the increase was due to headcount increases to support additional product development activities. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative. Selling, general and administrative expenses were $4.4 million, or 3.8% of revenue, in the nine months ended September 30, 2004, and $2.3 million, or 5.2% of revenue, in the nine months ended September 30, 2003. Approximately $1.6 million of the increase was due to additional headcount to support our growing revenue base. The remaining $0.5 million of the increase was primarily due to legal, accounting, directors and officers insurance and other miscellaneous increased costs due to growth and activities required of a public reporting company.

Employee Stock-Based Compensation. Employee stock-based compensation was $3.2 million, or 2.7% of revenue, in the nine months ended September 30, 2004, and $0.4 million, or 0.8% of revenue, in the nine months ended September 30, 2003. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Interest and Other Income, Net. Interest and other income, net was $0.8 million in the nine months ended September 30, 2004 and $0.2 million in the nine months ended September 30, 2003. Approximately $0.4 million of the increase was due to higher interest income in 2004, primarily resulting from the cash proceeds of our initial public offering completed in June 2004. The remainder of the increase is the result of foreign exchange gains realized primarily in the first quarter of 2004. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods.

Provision for Income Taxes. Provision for income taxes was $10.8 million in the nine months ended September 30, 2004 and $3.1 million in the nine months ended September 30, 2003, representing effective tax rates of 40.5% and 35.0%, respectively. We incurred employee stock-based compensation expense of $3.2 million in the nine months ended September 30, 2004 and $0.4 million in the nine months ended September 30, 2003. The increase in the effective tax rate for the nine months ended September 30, 2004 is primarily due to increases in our stock - based compensation expense which is not deductible for income tax purposes. We increased the estimated income tax rate for 2004 during the third quarter, as our product mix by country varies from our earlier estimates and is expected to impact our provision for income taxes in 2004. In future periods, a larger portion of our revenue may be derived from sales in countries with lower tax rates, which may result in our effective tax rate decreasing.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities, including our initial public offering in June 2004, which provided net cash proceeds of approximately $76.6 million. Additionally, we have been profitable every quarter since the fourth quarter of 2002 and generated operating cash flow over that period. Cash, cash equivalents and short-term investments at September 30, 2004 were $111.1 million.

Net cash provided by operating activities was $11.2 million for the nine months ended September 30, 2004, compared to net cash used in operating activities of $0.5 million for the nine months ended September 30, 2003. The increase is primarily due to a $13.2 million increase in net income after adding back non-cash charges for deferred stock-based compensation in the nine months ended September 30, 2004 as compared to 2003.

Accounts receivable decreased $0.8 million for the nine months ended September 30, 2004, compared to an increase of $17.0 million for the nine months ended September 30, 2003. Sales increased dramatically in the September 2003 quarter, causing the large increase in receivables, while receivables have remained relatively flat during 2004. Our days sales outstanding were 61 days at September 30, 2004 compared to 88 days at September 30, 2003. We expect days sales outstanding to range from 60 to 80 days.

Inventory increased $5.2 million in the nine months ended September 30, 2004 and $3.2 million in the nine months ended September 30, 2003. In 2004, the build is a reflection of unusually low inventory balances at the beginning of the year relative to sales volumes. Additionally, we have recently experienced slower demand for some products which has resulted in inventory accumulation of those products. During the September 2004 quarter, we recorded a charge of $3.0 million to write down inventory due to inventory quantities on hand in excess of forecasted demand. In 2003, the inventory build was primarily in anticipation of increasing sales volume in the following quarter. In future periods, we may increase our inventory balances to enable us to more timely meet changes in customer orders.

Accounts payable, accrued liabilities and taxes payable decreased $4.1 million in the nine months ended September 30, 2004 and increased $14.5 million in the nine months ended September 30, 2003. The decrease in 2004 reflects timing of payments for taxes and inventory, with large liabilities for both at the end of 2003. In the first nine months of 2003, payables and accrued liabilities increased due to inventory purchasing activity to support our sales ramp.

Prepaid expenses and other assets increased by $3.0 million in the nine months ended September 30, 2004 and $1.8 million in the nine months ended September 30, 2003. In 2004, our prepayment for value added tax, or VAT, payments based on shipments into Korea increased by $2.3 million as sales to our Korean customers increased. These prepaid VAT payments are later refunded from the Korean tax authorities. The remainder of the increase is primarily for prepaid insurance that is amortized over the period covered by the respective policies. The increases in the first nine months of 2003 resulted from prepaid VAT and other taxes and reflected our overall increases in operations.

Net cash used by investing activities was $9.7 million for the nine months ended September 30, 2004. We invested $10.1 million of cash in short-term investments during the September quarter, causing most of the decline. Other investing activities included $1.5 million of cash no longer restricted in connection with a letter of credit that expired in 2004, and $1.1 million of fixed asset additions primarily in the September quarter as we acquired testing equipment costing $0.8 million. Net cash from investing activities may change dramatically in future periods based on future cash investments, as a greater percentage may be invested in securities that are classified as investments rather than cash equivalents. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2003, primarily due to an increase in the restricted cash balance by $0.5 million in connection with a corresponding increase in the letter of credit, and secondarily from fixed asset purchases.

We have expanded our facilities during 2004, including increasing our leased space in Korea and opening a Hong Kong office. We recently selected a larger space in Taiwan and are currently evaluating our U.S. facility needs and expect to move to a larger facility within the next two quarters. These facility expansions are expected to require capital expenditures for new office furniture and leasehold improvements and will result in additional fixed asset purchases in the next several quarters. To date, these facility expansions have required approximately $0.1 million of expenditures and are expected to require no more than $0.3 million for additional expenditures over the next two quarters.

Net cash provided by financing activities was $76.8 million for the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2003. In 2004, financing cash flows included proceeds of $76.6 million from our initial public offering in June 2004. Additionally, a stockholder note for $0.1 million was repaid, and we received proceeds of $0.1 million from stock option exercises. In 2003, the net cash provided by financing activities was almost entirely due to proceeds from sales of our Series B redeemable convertible preferred stock.

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

Recent Accounting Pronouncements

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through investments other than common stock. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF Issue No. 02-14 to have a material impact on our consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004 the FASB issued a final staff position (FSP) EITF Issue 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective for Leadis’ fiscal year ending 2004. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

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

We sell display drivers to display module manufacturers serving the mobile handset market. During the nine months ended September 30, 2004, our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 48.1% and 43.9% of our revenue, respectively. The loss of sales to either Philips MDS or Samsung SDI would have a significant negative impact on our business. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

In addition, we believe that nearly all of our semiconductors sold to Philips MDS are used for products sold for use in Nokia mobile handsets, and nearly all of our semiconductors sold to Samsung SDI are used for products sold for use in Samsung mobile handsets. The loss by Philips MDS or Samsung SDI of sales to Nokia or Samsung, respectively, would also have an adverse effect on our business. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our display drivers.

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

We derive a substantial portion of our revenue from a limited number of display driver models used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We are particularly dependent on sales of two types of drivers, STN and OLED, which constituted nearly all of our total revenue in 2003 and the first nine months of 2004. Continued market acceptance of these products is critical to our future success.

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

We have recently experienced significant revenue growth. Specifically, our annual revenue increased 970.0% from $7.9 million in 2002 to $84.5 million in 2003. Revenue increased 164.2% from $44.3 million for the first nine months of 2003 to $117.0 million for the first nine months of 2004. We do not expect similar revenue growth rates in future periods. We currently expect revenue to decrease approximately 12% to 20% in the fourth quarter of 2004 as compared to the third quarter of 2004. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future revenue growth or financial results.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. We currently expect our revenue to decline by approximately 12% to 20% in the fourth quarter of 2004 as compared to the third quarter of 2004, primarily due to declining sales of our OLED products. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

We have incurred operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively, and net income of approximately $12.8 million for the year ended December 31, 2003 and approximately $15.8 million for the nine months ended September 30, 2004. Despite realizing net income for the year ended December 31, 2003 and the nine months ended September 30, 2004, we may incur losses in the future. Our business has a limited record of profitability and it may not continue to be profitable. Our ability to sustain or increase profitability on a quarterly or annual basis in the future depends in part on the rate of growth of our target markets, the continued acceptance of our customers’ products, the competitive position of our products, our ability to develop new products and our ability to manage expenses. We may not sustain or increase profitability on a quarterly or annual basis.

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

We expect our business to be subject to seasonality and varying order patterns in the mobile handset market. In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, in the past mobile handset manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders during our limited operating history within the same quarter and with limited advanced notice, and we expect such increases and decreases to occur in the future. For example, in the first quarter of 2004, we experienced a reduction in orders of our products from one of our customers. In addition, we currently expect our revenue to decline by approximately 12% to 20% in the fourth quarter of 2004 as compared to the third quarter of 2004, primarily due to declining sales of our OLED products. Our recent growth in revenue makes it difficult for us to assess the impact of seasonal factors on our business. If we, or our customers, are unable to increase production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenue from such products would be adversely affected and this may damage our reputation with our customers and the mobile handset manufacturers. Conversely, if our customers or the mobile handset manufacturers overestimate consumer demand, they may reduce their orders or delay shipments of our products from amounts forecasted, and our revenue in a particular period could be adversely affected.

The average selling prices of our products could decrease rapidly, which may negatively impact our revenue and operating results.

We may experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which may result in declining average selling prices of the components comprising mobile handsets. For example, we currently expect a reduction in average selling prices of our products in the fourth quarter of 2004 as compared to the third quarter, due to very competitive pricing of mobile device modules by module makers who in turn are seeking reductions in display driver prices. We expect that these factors will create downward pressure on our average selling prices and operating results. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

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

We cannot assure you that products we recently developed, such as TFT, or may develop in the future will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, our customers are display module manufacturers who in turn sell their modules to mobile handset manufacturers, which causes us to have limited visibility into ultimate product demand, making forecasting more difficult. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize or may decrease rapidly, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in the three months ended September 30, 2004, we recorded a charge of $3.0 million to write down inventory due to inventory quantities on hand in excess of forecasted demand. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business. These inventory risks are exacerbated because many of our products are customized, which hampers our ability to sell excess inventory to the general market.

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

There are significant risks associated with our reliance on contractors, including:

•	inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	shortages of materials that foundries use to manufacture our products;

•	failure to qualify a selected supplier;

•	labor shortages or labor strikes;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	political instability in countries where the contractors are located; and

•	actions taken by our contractors that breach our agreements.

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

We rely primarily on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2004, we had six U.S. patent applications pending and one Korea patent granted. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

All of our revenue for 2003 and the first nine months of 2004 was attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in Taiwan and Hong Kong. Our international operations are subject to a number of risks, including:

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

In the first nine months of 2004, approximately 52.5% of our sales to international customers were denominated in U.S. dollars, and the remaining 47.5% of our sales were denominated in Korean won. Nearly all purchases of components from international suppliers were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

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

Our corporate headquarters are located in California. In addition, a substantial portion of our engineering operations and the third-party contractors that manufacture, assemble and test our drivers are located in the Pacific Rim. The risk of losses due to an earthquake in California and the Pacific Rim is significant due to the proximity to major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in disruption of our operations and the operations of our foundry, assembly and test contractors.

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

The market price for our common stock is highly volatile. This could result in substantial losses for investors. Shares of common stock sold in our initial public offering were priced at $14.00 per share, and our closing price has ranged from a high of $16.94 to a low of $7.50 since our initial public offering. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

As of September 30, 2004, we had 27,827,290 shares of common stock outstanding. Of these shares, 6,000,000 were sold in our initial public offering in June 2004 and are freely tradable under federal and state securities laws. Each of our officers and directors and substantially all of our stockholders entered into lock-up agreements with Goldman, Sachs & Co. in connection with our initial public offering pursuant to which they agreed not to sell, offer, transfer, pledge or otherwise dispose of shares of our capital stock for a period of 180 days after the date of our initial public offering. Goldman Sachs & Co. may, in its sole discretion, permit early release of the shares subject to the lock-up agreements.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 65.3% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors and principal stockholders.

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

We are in the process of instituting changes to our corporate governance procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002. Implementing these changes will require specific compliance training of our directors, officers and personnel and a significant period of time. We are continuing to evaluate and, where appropriate, enhance, our written policies and procedures and internal controls. Additionally, we will have to comply with Section 404 of the Sarbanes-Oxely Act beginning with our fiscal year ending December 31, 2005, which will require our management to report on the adequacy of our internal control over financial reporting and requires our independent auditors to provide a related attestation as to management’s evaluation. We expect to incur additional costs over the next five fiscal quarters for outside consultants and employees to document and test our internal control procedures as required by Section 404, and for the attestation by our external auditors. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements may cause the trading price of our common stock to decrease substantially.

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

These provisions may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $87.8 million as of September 30, 2004, and have an average interest rate of approximately 1.61%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. Approximately 52.5% of our 2004 sales invoices to date were denominated in the U.S. dollar, with the remaining 47.5% denominated in the Korean won. Therefore, our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. Our receivables are generally outstanding for 45 to 90 days. If the exchange rate of the Korean won to the U.S. dollar changes by 10% during any 45 to 90 day period, this could impact our quarterly revenue by approximately 4% to 5%. We record intercompany transactions related to sales of products from the U.S. parent company to our Korean subsidiary, and for activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 90 to 120 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We began entering into foreign exchange contracts in the second quarter of 2004 to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on June 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on the Nasdaq National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have not used any part of the net proceeds of the offering. We invested the net proceeds in short-term, investment grade, interest-bearing instruments.

ITEM 6. Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc.

3.2(2)	Amended and Restated Bylaws of Leadis Technology, Inc.

4.1(3)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc.

10.1	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.

10.2	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	LEADIS TECHNOLOGY, INC.

/s/ VICTOR LEE
Victor Lee
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc.

3.2(2)	Amended and Restated Bylaws of Leadis Technology, Inc.

4.1(3)	Specimen Common Stock Certificate.

4.2(4)	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc.

10.1	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.

10.2	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.