Form 10-K
period 2004-12-31
LEADIS TECHNOLOGY INC
filed 2005-03-25
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50770

Leadis Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 W. California Avenue, Ste 200 Sunnyvale, CA	94086
(Address of principal executive offices)	(Zip Code)

(408) 331-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2004, the last day of registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ National Market was approximately $133,092,694. Shares of common stock held by each executive officer and director and by each person who is known to the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2005, the registrant had 28,150,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEADIS TECHNOLOGY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2004

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and particularly the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our financial performance or achievements to differ materially from these forward-looking statements. Forward-looking statements can often be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “potential,” “project” or other similar words. Except as required by law, we undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances after the date of this document.

ITEM 1.	BUSINESS

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronics devices. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic devices. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. During 2004, we shipped 56 million units of our products and recorded revenue of $150.3 million.

We sell our products directly to display module manufacturers, which incorporate our drivers into their display module subassemblies for leading mobile handset manufacturers. Our drivers are currently used by three of the top five global mobile handset manufacturers, namely LG Electronics Inc., Nokia Corporation and Samsung Electronics Co., Ltd. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages. Our goal is to be a leading supplier of display drivers for all small panel display technologies, including thin film transistor liquid crystal displays, or TFT LCDs, color super twisted nematic liquid crystal displays, or CSTN LCDs, and color organic light-emitting diodes, or OLED.

Our principal executive offices are located in Sunnyvale, California. Our website address is leadis.com.

Industry Overview

Consumers throughout the world are rapidly adopting mobile consumer electronics devices such as mobile handsets, personal digital assistants, MP3 players, mobile gaming devices and digital cameras. As mobile device manufacturers introduce new products with innovative technologies and applications, the display becomes an increasingly important feature of the device. Use of color displays has become the norm in the major global markets for many mobile consumer electronics devices, including mobile handsets.

Color displays for consumer electronic devices are differentiated by size, resolution, number of colors, brightness, color sharpness, contrast and response time. However, mobile device manufacturers need to balance display performance with cost, reliability and power consumption. The balance that the manufacturer strikes among these factors often determines the type of display that is optimal for a given device. Every mobile device display needs a display driver to function. While advances in materials used to manufacture displays have played an important role in display innovation, display drivers are the critical semiconductor component that enable display functionality. The performance characteristics of a display driver are critical to the quality and visual appeal of the images and text generated on the display and the power efficiency of the mobile device. Materials used to manufacture displays cannot achieve their full potential without continued advancements in display driver technology.

CSTN LCDs and TFT LCDs have become the dominant color display technologies for mobile handsets. While CSTN is used for mid- to low-end mobile handsets because of its cost advantage, adoption of TFT is gaining momentum for mid- to high-end mobile handsets based on better image quality, larger size and higher resolution. As newer applications demand better and larger displays, the number of mobile handsets with TFT displays is increasing. OLED technology has penetrated the market as a niche player with its excellent display quality for the last two years. However, the penetration rate for OLED has slowed significantly in recent periods due to its relatively higher cost.

Product Solution

We offer highly-integrated, single-chip mixed-signal display drivers targeting small panel displays based on all major display technologies, including the following:

STN technology—Super twisted nematic liquid crystal displays, or STN LCDs, is a widely used technology for small panel displays, particularly for displays used in mobile handsets. We design and market both color STN, or CSTN, display drivers, which are used primarily for mainstream mobile handsets, and monochrome STN display drivers, which were the dominant displays for wireless handsets until the introduction of color displays and are currently used mainly in low-end mobile handsets. We shipped our first CSTN driver in the third quarter of 2002, and currently offer four different CSTN products. In 2004, we began shipping a monochrome STN product, targeting the lower end of the mobile handset market. Recently, there has been a shift in the wireless handset market from 4K CSTN products to the next generation of 65K CSTN products, which enable greater color depths and richer display images. We expect a significant portion of our future revenue to be generated from sales of CSTN products, particularly our 65K CSTN products.

TFT technology—Thin film transistor liquid crystal displays, or TFT LCDs, have been widely used for large panel LCD applications such as notebook PCs, flat panel monitors and televisions. Application of TFT LCDs for mobile devices is relatively new and such displays are used primarily for mid- to high-end mobile devices. We design, develop and market drivers utilizing both amorphous TFT technology, which are used primarily in mobile handsets, and low-temperature polysilicon TFT, or LTPS TFT technology, which is currently used in digital still cameras and high-end mobile devices. In the fourth quarter of 2004, we announced the availability of two amorphous TFT products and two LTPS TFT products for sampling. We expect to begin volume production of TFT drivers in the first half of 2005, and we expect that a significant portion of our future revenue will be generated from sales of TFT products.

OLED technology—Organic light-emitting diode, or OLED, is a relatively new display technology that offers enhanced visual experience and performance characteristics as compared to alternative technologies, such as LCD. We were the first company to commercialize single-chip display drivers for full color OLED when we began shipping our first OLED driver in the third quarter of 2002. We currently offer six different passive matrix organic light-emitting diode, or PM-OLED, display drivers. While demand for OLED drivers in the mobile handset market has decreased recently, other applications for OLED displays, such as MP3 players, have emerged. We expect sales of OLED products to remain an important part of our business in the immediate future.

We are also developing, or plan to develop, drivers for other display technologies, including, active matrix OLED displays, or AM-OLED, which are expected to be an attractive display solution for mobile devices due to its excellent picture quality, lower power consumption and longer lifetime compared to PM-OLED.

As of March 1, 2005, we had ten different display drivers in volume production and six additional products available for sampling. We continue to seek development of additional products to address other segments of the display market, and will continue to introduce newer versions of our existing products. With our current and anticipated product portfolio, we believe we will be in position to address the current technology requirements of all major small panel display module manufacturers. The following table sets forth products in volume production or available for sampling.

Technology	Product	Resolution	Color Depth	Status
CSTN	LDS171	98 RGB x 68	4K	Volume production
	LDS172	132 RGB x 132	4K	Volume production
	LDS176	132 RGB x 132	4K	Volume production
	LDS183	128 RGB x 128	65K	Volume production
	LDS184	98 RGB x 70	65K	Sampling

Monochrome STN	LDS162	96 x 68	Monochrome	Volume production

Thin Film Transistor (TFT)	LDS272	132 RGB x 132	262K	Sampling
	LDS274	176 RGB x 240	262K	Sampling
	LDS312	128 RGB x 160 176 RGB x 220 240 RGB x 320	262K	Sampling
	LDS321	288 RGB x 352 320 RGB x 320 320 RGB x 350 320 RGB x 480	262K	Sampling

OLED	LDS506	96 RGB x 64	256	Volume production
	LDS511	96 x 64	Area color	Volume production
	LDS512	96 RGB x 64	65K	Volume production
	LDS514	96 RGB x 64	65K	Volume production
	LDS516	96 RGB x 96	65K	Volume production
	LDS518	128 x 64	Area color	Sampling

Product Strategy

Our objective is to be the leading provider of small panel display driver technologies by using our advanced design engineering expertise, technology leadership, manufacturing process expertise, strong relationships with top tier handset manufacturers and library of functional building blocks. The principal elements of our strategy are to:

•

Expand our product and technology offerings. Currently, we have products for monochrome/color STN and PM-OLED displays in volume production. In 2005, we expect to commence volume shipments of TFT driver devices. With this product portfolio, we believe we will be able to address the needs of all major small panel display technology manufacturers. We intend to expand our product offering within each technology family, which includes introducing new products as well as die shrink versions of existing products to meet a broader market segment. Our technology development efforts are focused on the circuit and algorithm design to enable enhanced functionality and cost reduction. We continue to closely monitor developments in the small panel display market and are actively helping our customers define the future direction of their display designs and capabilities. We will maintain a strong focus on research and development to achieve these objectives.

•	Broaden our customer base. We currently sell the majority of our products to two major display module manufacturers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI, Co., including its wholly-owned subsidiary, Samsung OLED Co., Ltd. In turn, these mobile display module manufacturers supply modules incorporating our drivers to LG Electronics Inc., Nokia Corporation and Samsung Electronics Co., Ltd. We are actively working with other display module manufacturers and mobile device manufacturers on new designs and intend to continue expanding our working relationships with existing customers and cultivating new customers.

•	Develop closer and deeper relationships with display module and mobile device manufacturers. To facilitate broader adoption of our technology, we will continue to develop our relationships with both mobile device manufacturers as well as their display module suppliers. We believe our exclusive focus on display drivers and our independence provides competitive advantages in terms of visibility into industry trends and ability to serve a variety of customers.

•	Maintain time-to-market leadership. We intend to continue taking advantage of our experience in the display driver industry and leveraging our proprietary functional building blocks to provide our customers with optimized solutions in a timely manner. We intend to build and maintain processes that allow us to provide our customers with time-to-market advantage.

•	Provide cost-competitive, value-added products to customers. We plan to leverage our fabless business model and operations in lower-cost regions to maintain an efficient cost structure. We intend to take advantage of our existing design and manufacturing expertise to shorten our design times and reduce the die size of our products, which also helps us maintain an efficient cost structure. We believe this will allow us to provide customers with cost-competitive, value-added products faster than our competitors.

•	Enter other small panel display markets. While we have focused exclusively on the mobile handset display market, our design capabilities and display driver technologies are applicable to other small panel display markets. In 2005, we expect to have volume shipment of display drivers for inclusion in MP3 players. Over time, we intend to broaden our focus to include other small panel display markets, such as personal digital assistants, mobile gaming devices, digital cameras, navigation systems, entertainment and advertising displays, instrumentation panels, consumer appliances and personal accessory products.

Sales and Marketing

Our direct customers are display module manufacturers, who in turn sell their display modules to mobile handset manufacturers. We focus our sales and marketing strategy on establishing business and technology relationships with both major display module manufacturers and mobile handset manufacturers to be able to work closely with them on future driver solutions that align with their product roadmaps. Our design engineers collaborate with display module design engineers to create display drivers that comply with the specifications of the mobile handset manufacturers and provide a high level of performance at competitive prices. Our end market is highly concentrated among a few significant mobile handset manufacturers. As a result, our focused customer approach has enabled us to grow rapidly without incurring major sales and marketing expenses.

We market and sell our products through our direct sales force and marketing teams located in the United States, Korea, Hong Kong and Taiwan, as well as through independent distributors in China, Hong Kong and Taiwan. We anticipate having independent representatives and distributors in Japan and Korea in the future. We also utilize application engineers to provide technical support and assistance to potential and existing customers in designing, testing and qualifying display modules that incorporate our products.

Customers

In 2004, Philips MDS and Samsung SDI Co. accounted for 52.3% and 36.7% of our revenue, respectively. We expect these two major display module manufacturers to account for a substantial portion of our revenue in the near future. As a result, the loss of or significant reduction in orders from either of these customers could significantly reduce our revenue and adversely impact our operating results. These mobile display module manufacturers supply modules incorporating our drivers to LG Electronics Inc., Nokia Corporation and Samsung Electronics Co., Ltd. We have recently started shipping products to other display module manufacturers, which in turn are selling display modules to other major and emerging mobile handset manufacturers. Please refer to Note 9 of Notes to Consolidated Financial Statements included in this annual report for additional information regarding revenue by geographic region.

Seasonality

Our industry is focused on the mobile consumer electronic products market. Due to the seasonality in this market, we typically expect to see stronger revenue growth in the second half of the calendar year than in the first half of the year. In addition to the seasonality, the mobile handset market is also characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology and changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving mobile handset specifications and significant price competition. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases to orders within the same quarter and with limited advance notice. We expect such increases and decreases to continue to occur in the future.

Manufacturing

We outsource the manufacturing, assembly and testing of our products to third parties. Our foundry suppliers fabricate our products using a customized, high-voltage version of their mature and stable CMOS process technology with feature sizes of 0.25 micron and higher. Our principal foundry suppliers are Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn.Bhd. in Malaysia and United Microelectronics Corporation in Taiwan. We also plan to use other foundry suppliers. Our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value. Our foundry suppliers use raw materials in the manufacture of silicon wafers used to fabricate our products. To the extent our foundry suppliers experience shortages of these raw materials or have poor yield rates, we may be unable to meet our customers’ demand requirements.

Following wafer fabrication processing, our wafers are shipped from the foundries to assembly and testing contractors, where they are electrically tested and assembled onto tape carrier packages for certain devices. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our control over the performance of our devices. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, to assemble and test our products. Our assembly and test contractors use semiconductor packaging in the assembly and test of our products. To the extent these contractors are unable to secure sufficient quantities of this packaging, we may be unable to meet our customers’ product demand requirements. While our testing contractors currently ship our products directly to our customers, we may in the future ship products to customers out of our own facility.

Inventory

We manage inventories by forecasting demand on a product-by-product basis based upon our industry experience and communications with our customers. We place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Depending upon the level of demand for our products and demand for products incorporating our display drivers, we may maintain substantial inventories of our products in order to be able to meet demand on a timely basis.

Research and Development

We conduct our semiconductor design and development activities primarily in Korea. This allows us to access a pool of experienced display driver engineers and maintain geographic proximity to our customers while helping us to lower our operating costs. We believe that our continued commitment to research and development and timely introduction of new and enhanced display drivers is integral to maintaining our competitive position. As a result, we expect to continue to allocate significant resources to these efforts. Our total expenditures for research and development were $13.2 million for 2004, $6.5 million for 2003 and $1.4 million for 2002.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and proprietary information through agreements with our customers, suppliers, employees and consultants.

As of December 31, 2004, we had seven U.S. patent applications pending and had been issued one patent in Korea. These patent applications and issued patent cover our CSTN driving scheme, OLED screen performance and OLED power reduction. We expect to file additional patent applications covering our intellectual property. We cannot assure you that any patents will be issued to us as a result of our pending or future applications or that any patent issued will provide substantive protection for the technology or product covered by it.

While we intend to protect our intellectual property rights vigorously, we cannot assure you that these efforts will be successful. Despite our precautions, a third party may copy or otherwise obtain and use our products, technology or processes without authorization, or may independently develop similar technology. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign jurisdictions. We cannot assure you that the measures we have implemented to prevent misappropriation or infringement of our intellectual property will be successful.

Competition

The markets for semiconductors generally, and small flat panel display drivers in particular, are intensely competitive. We believe that the principal competitive factors in our markets include design times, cost, display performance, level of integration, design customization, manufacturing expertise and quality.

We believe our solutions compete favorably against our competitors across these factors. We believe that we can typically design and prepare for the production of a display driver faster than our competitors based upon our broad library of proprietary functional building blocks. We believe our products enable a high level of display performance, creating a high-impact visual experience. We design our products to be highly integrated and power efficient. In addition, we work with mobile device manufacturers and their display suppliers to understand their needs and product roadmaps. We design our products to meet stringent functional and quality requirements and to be easily integrated into our customers’ products.

Many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. We typically compete with these captive semiconductor suppliers as well as independent semiconductor suppliers. Captive semiconductor suppliers with which we may compete include

Philips Semiconductor (a division of Philips Electronics, N.V.), Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation. The major independent semiconductor suppliers with which we may compete include NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., and Solomon Systech Limited. Many of our current and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us.

Employees

As of December 31, 2004, we had 89 employees, including 50 in research and development, 16 in sales and marketing, 8 in operations, and 15 in general and administrative functions. By region, 12 of our employees were located in the United States, 65 in Korea, 9 in Taiwan, and 3 in Hong Kong. None of our employees is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Financial Information by Geographic Location

We operate in a single industry segment: the design, development and marketing of mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays for mobile consumer electronic products, primarily mobile handsets. We currently generate all of our revenue from customers in Asia. The information included in Note 9 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

Executive Officers of the Registrant

Certain information regarding each of our executive officers as of March 15, 2005 is set forth below:

Name	Age	Position
Sung Tae (“Steve”) Ahn, Ph.D.	50	President, Chief Executive Officer and Director

Victor Lee	48	Chief Financial Officer and Secretary

Keunmyung (“Ken”) Lee, Ph.D.	47	Executive Vice President, Chief Technology Officer and Director

Daniel Hauck	49	Vice President of Worldwide Sales

Sung Tae (“Steve”) Ahn founded Leadis in May 2000 and has been our President, Chief Executive Officer and a member of our board of directors since our formation. From 1992 until founding Leadis, Dr. Ahn held several positions at Samsung Electronics Co., Ltd., a major electronics company, including General Manager of the LCD driver business, Director of the non-volatile memory division and Senior Manager of the process technology team. From 1989 to 1992, Dr. Ahn was a research engineer at Sharp Corporation, a major electronics company. From 1988 to 1989, Dr. Ahn was a member of the research staff at National Semiconductor Inc., a semiconductor manufacturer. Dr. Ahn holds a B.S. in Metallurgical Engineering from Seoul National University, an M.S. in Materials Science from Korea Advanced Institute of Science and Technology, and an M.S. in Electrical Engineering and a Ph.D. in Materials Science and Engineering from Stanford University.

Victor Lee joined Leadis in December 2002 as our Chief Financial Officer and Secretary. From February 2001 until December 2002, Mr. Lee was engaged as an independent consultant. From December 1999 to January 2001, Mr. Lee served as the Chief Financial Officer and Secretary of SINA Corporation, an Internet portal network company. From September 1998 to August 1999, Mr. Lee was the Vice President and Acting Chief Financial Officer of VLSI Technology, Inc., a semiconductor manufacturer, and was the Vice President, Corporate Controller of VLSI Technology from 1997 to 1998. From 1989 to 1997, Mr. Lee was a finance director at Advanced Micro Devices Inc., a semiconductor manufacturer. Mr. Lee holds a B.S. in Industrial Engineering and Operations Research and an M.B.A. from the University of California, Berkeley.

Keunmyung (“Ken”) Lee joined Leadis in August 2000 as our Chief Technology Officer and Vice President, has been a member of our board of directors since August 2002 and has been our Executive Vice President since January 2004. From 1985 until joining Leadis, Dr. Lee held various positions at Hewlett-Packard Company, a technology, personal computing and service company, including principal project engineer and manager. From 1994 through 1999, Dr. Lee served on the technical committee of the Institute of Electrical and Electronics Engineers, Inc., Conference on Electrical Performance of Electronics Packages. Dr. Lee holds a B.S. in Electronics Engineering from Seoul National University, and an M.S. and a Ph.D. in Electrical Engineering and Computer Science from the University of California, Berkeley.

Daniel Hauck joined Leadis in January 2004 as our Vice President of Worldwide Sales. Prior to joining Leadis, Mr. Hauck was both President and Vice President of Worldwide Sales of Amphion Semiconductor, Ltd., a semiconductor company, from February 2002 to January 2004. From August 2000 to January 2002, Mr. Hauck served as Vice President of Worldwide Sales at BOPS, Inc., a semiconductor intellectual property company. From February 1998 to July 2000, Mr. Hauck served as Vice President, Worldwide Sales of NeoMagic Corporation, an applications processors company. From 1986 to 1998, Mr. Hauck held various positions in business development and sales, including certain executive positions, at Cirrus Logic Inc., a semiconductor company. Mr. Hauck holds a Bachelor of Electronic Engineering Technology from Ohio Institute of Technology.

Available Information

This annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are publicly available on our website (leadis.com) without charge immediately following our filing with the Securities and Exchange Commission. In addition, a copy of this annual report is available without charge upon written request to: Investor Relations, Leadis Technology, Inc., 800 W. California Avenue, Suite 200, Sunnyvale, California 94086.

ITEM 2.	PROPERTIES

Our executive and administrative headquarters occupy approximately 11,840 square feet of a facility located in Sunnyvale, California, under a lease that expires in June 2010. In addition, we lease approximately 14,367 square feet in a facility in Korea under two leases, one that expires in June 2005 and one that expires in March 2006. This facility houses our primary engineering operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our foreseeable expansion of operations. For additional information regarding obligations under leases, see Note 4 of Notes to Consolidated Financial Statements under the subheading “Operating leases,” which information is hereby incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED products was already slowing and that the company failed to disclose that it was engaging in overshipments of its OLED product. We anticipate that similar additional actions may be filed in the future. The lawsuit is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ National Market under the symbol “LDIS.” As of December 31, 2004, there were approximately 53 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, we estimate the actual number of stockholders to be over 1,500.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by The NASDAQ National Market:

	Fiscal Year 2004
	High	Low
First Quarter	$—	$—
Second Quarter	14.05	13.10
Third Quarter	13.71	8.90
Fourth Quarter	16.94	7.50

No cash dividends were paid on our common stock in 2004.

Use of Proceeds from the Sale of Registered Securities

On June 15, 2004, our registration statement on Form S-1 (Registration No. 333-113880) was declared effective for our initial public offering. As of December 31, 2004, we had invested the $76.5 million in net proceeds from the offering in money market funds, municipal bonds, commercial paper and government agency bonds. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, we sold and issued the following securities which were not registered under the Securities Act of 1933:

(1) From January 1 to June 16, 2004, the date of our initial public offering, we sold an aggregate of 246,606 shares of our common stock (after giving effect to the 3 for 2 split of our common and preferred stock that took place on June 10, 2004) to employees, directors and consultants for cash consideration in the aggregate amount of $98,902 upon the exercise of stock options granted under our 2002 Equity Incentive Plan, none of which have been repurchased. The 2002 Equity Incentive Plan was amended and restated as our 2004 Equity Incentive Plan in connection with our initial public offering.

(2) From January 1 to June 16, 2004, we granted stock options to employees, directors and consultants under our 2002 Equity Incentive Plan covering an aggregate of 887,350 shares of common stock (after giving effect to the 3 for 2 split of our common and preferred stock that took place on June 10, 2004), at exercise prices ranging from $0.50 to $12.00 per share. Generally, one quarter of the shares subject to each option vest one year after the date of grant and the remaining shares vest monthly thereafter over three years.

(3) A warrant to purchase 192,060 shares of Series B at $1.174 per share was granted to one of our customers in January 2004. The number of shares covered by this warrant was based on sales activity from January 1, 2002 to June 30, 2003. This warrant was valued at $216,000 and recorded as a reduction in revenue of

$33,000 in 2002 and $183,000 in 2003. The value of this warrant was estimated using the Black-Scholes option pricing model. Upon completion of our initial public offering, this warrant became exercisable for common stock. This warrant was exercised in August 2004.

The issuances described in paragraphs (1) and (2) above were deemed exempt from registration under the Securities Act of 1933 in reliance on Rule 701 promulgated under the Securities Act of 1933 as offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. The issuance described in paragraph (3) above was deemed exempt from registration under the Securities Act of 1933 in reliance on Regulation D and/or Section 4(2) promulgated thereunder as transaction not involving any public offering.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2005, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this report.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial and operating information for Leadis Technology together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including “Risk Factors”, and our audited consolidated financial statements and notes thereto included elsewhere in this annual report.

The selected consolidated balance sheet data as of December 31, 2004 and December 31, 2003 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2004 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2002, December 31, 2001 and December 31, 2000 and the selected consolidated statements of operations data for the years ended December 31, 2001 and 2000 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

On May 15, 2004, our board of directors approved, and on June 10, 2004 our stockholders approved, an amendment to our Amended and Restated Certificate of Incorporation to affect a 3 for 2 split of our common stock and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase common or preferred stock and earnings per share included in these selected balance sheet data and selected consolidated statement of operations data has been retroactively adjusted to give effect to the stock split.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$150,250	$84,456	$7,597	$770	$—
Revenue from related party (1)	—	—	296	453	—

Total revenue	150,250	84,456	7,893	1,223	—

Cost of revenue	97,725	54,305	6,597	421	—
Cost of revenue from related party (1)	—	—	184	—	—
Research and development (2)	13,234	6,488	1,398	322	218
Selling, general and administrative (2)	6,053	3,376	1,493	711	157
Stock-based compensation	4,222	716	—	—	—

Total costs and expenses	121,234	64,885	9,672	1,454	375

Operating income (loss)	29,016	19,571	(1,779)	(231)	(375)
Interest and other income, net	956	59	119	46	12
Minority interest in net (income) loss	—	—	—	42	1

Net income (loss) before income taxes	29,972	19,630	(1,660)	(143)	(362)
Provision for income taxes	12,379	6,870	—	—	—

Net income (loss)	$17,593	$12,760	$(1,660)	$(143)	$(362)

Basic net income (loss) per share	$0.72	$0.62	$(0.28)	$(0.03)	$(0.20)

Diluted net income (loss) per share	$0.63	$0.55	$(0.28)	$(0.03)	$(0.20)

Weighted-average number of shares used in calculating basic net income (loss) per share	24,469	20,572	5,980	5,545	1,822
Weighted-average number of shares used in calculating diluted net income (loss) per share	27,817	23,130	5,980	5,545	1,822

(1)	In 2002 and 2001, one of our customers held in excess of 5% of our capital stock and had a member of its management on our board of directors. Upon our sale and issuance of shares of our Series B redeemable convertible preferred stock in August 2002, this related party ceased to own in excess of 5% of our capital stock and no longer had a member of its management on our board of directors.

(2)	Amounts exclude amortization of deferred stock-based compensation as follows, as these amounts have been aggregated and are reported separately as stock-based compensation:

	Years Ended December 31,
	2004	2003	2002	2001	2000
Research and development	$1,730	$554	$—	$—	$—
Selling, general and administrative	2,492	162	—	—	—

Total	$4,222	$716	$—	$—	$—

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$45,012	$22,956	$8,685	$585	$1,726
Working capital	$124,351	$26,470	$12,138	$946	$1,652
Total assets	$154,815	$61,652	$16,501	$2,127	$1,916
Total debt	$—	$—	$—	$10	$13
Redeemable convertible preferred stock	$—	$14,300	$13,250	$200	$200
Stockholders’ equity (deficit)	$127,106	$13,607	$(147)	$1,427	$1,750

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying audited consolidated financial statements and notes included in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our technology, our strategy, competition, expected financial performance, and all information disclosed under Item 7 of this Part II. Any statements about our business, financial results, financial condition and operations contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic device markets. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.

We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

We expect our business to be subject to continued price pressure, seasonality, short product life cycles, customer concentration, and varying order patterns prevalent in the mobile handset market, where demand is typically stronger in the second half of the year than the first half of the year. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter and with limited advance notice during our limited operating history, and we expect such increases and decreases to occur in the future.

Total revenue increased 77.9% to $150.3 million in 2004 as compared to $84.5 million in 2003. Unit shipments increased 94.3% in 2004 to a total of 55.9 million units. Total costs and expenses likewise increased 86.8% to $121.2 million in 2004 as compared to $64.9 million in 2003. Our net income increased 37.9% to $17.6 million in 2004 as compared to $12.8 million in 2003.

While we experienced healthy growth in sales and profitability for 2004, sales and profits declined in the fourth quarter of 2004 and we anticipate significant further declines in the first quarter of 2005. We believe these declines are primarily the result of rapid shifts in the technology mix of display drivers used in mobile handset devices. Our sales to date have been derived primarily from color super twisted nematic liquid crystal display, or CSTN, devices and organic light-emitting diode, or OLED, devices. Sales of OLED devices declined dramatically in the second half of 2004, and increases in sales of CSTN devices were not enough to compensate for the lower OLED sales. Further, the market is currently transitioning from 4K CSTN devices to 65K CSTN and thin film transistor, or TFT, devices. This is expected to result in significant reductions in 4K CSTN device sales in the first quarter of 2005. In the near term, we do not expect sales of our 65K CSTN or TFT products to compensate for these anticipated declines in 4K CSTN and OLED sales.

We experienced unusually strong price pressure from customers in the second half of 2004, further driving down total revenue. We believe there were several reasons for this trend. First, as OLED technology matured the price premium on these products diminished. Second, we believe mobile handsets became more of a commodity during 2004, which caused manufacturers to compete more aggressively on price. This created price pressure on handset component suppliers, including the display driver suppliers.

Our cost increases during 2004 were primarily driven by increased cost of sales to support revenue increases. We also increased our headcount to support our business growth, expand our engineering and sales capabilities, and to support the additional administrative requirements of a public company. Our employee growth is expected to continue in 2005 in spite of our anticipated revenue decline in the first quarter of the year. We believe this employee growth is necessary to pursue current business opportunities, although we cannot assure you that we will successfully generate increased revenue in line with headcount increases.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the provision for doubtful accounts, inventory reserve, warranty obligations, income taxes and stock-based compensation.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria will not be met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Uncollectible Accounts Receivable. We perform ongoing credit evaluations of each of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We regularly monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon any specific customer collection issues we have identified and our best estimate of allowance requirements. While we have not experienced any significant credit losses to date, we may experience substantially higher credit loss rates in the future. Our accounts receivable are concentrated with two significant customers, and we expect them to remain concentrated in a limited number of customers in the future. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

Inventory Reserve. We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price. This level of reserve is reviewed each period to ensure that it reflects changes in our actual experience. We establish a minimum 5% reserve for all inventory to cover our estimates of potentially excess and obsolete inventory resulting from early terminations of products, engineering changes that make a product obsolete earlier than planned and changes in forecasts of future customer demand. Once inventory is written down, a new accounting basis is established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

Warranty Obligations. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality assessment, our warranty obligation may be affected by future product failure rates, material usage and service delivery costs incurred in correcting a product failure. We regularly monitor product returns and maintain a reserve for warranty expenses based upon our historical experience and any specifically identified failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimation process is based on historical experience of similar products as well as various other assumptions that we believe are reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

From time to time, we may be subject to additional costs related to warranty claims from our customers. If this occurs in a future period, we would make judgments and estimates to establish the related warranty liability, based on historical experience, communication with our customers, and various assumptions based on the circumstances. This additional warranty would be recorded in the determination of net income in the period in which the additional cost was identified.

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or tax strategies and to the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We will continually review our estimates related to our income tax obligations, and revise our estimates, if necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income. In addition, the calculation of our tax liabilities involves the inherent uncertainty in the application of complex tax laws. We are currently under examination by various taxing authorities. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

Stock-Based Compensation. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We use the Black-Scholes model to estimate the fair value. This model requires the use of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. We review these assumptions periodically and modify them as conditions change. We analyze our stock price volatility and that of peer companies to determine the reasonableness of this variable. We have had minimal experience with option exercises since our initial public offering in June 2004, and therefore currently rely on management’s best estimate of the expected time until exercise of new stock option grants. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), we will be required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. We expect to adopt SFAS No. 123(R) beginning in the third quarter of 2005. The adoption of SFAS No. 123(R)’s fair value method may have an adverse impact on our results of operations, although it will have no impact on our overall financial position. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the three years ended December 31, 2004:

	Years Ended December 31,
	2004	2003	2002
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	65.0%	64.3%	85.9%
Research and development	8.8%	7.7%	17.7%
Selling, general and administrative	4.1%	4.0%	18.9%
Stock-based compensation	2.8%	0.9%	0.0%

Total costs and expenses	80.7%	76.9%	122.5%

Operating income (loss)	19.3%	23.1%	(22.5%)
Net income (loss)	11.7%	15.1%	(21.0%)

Total Revenue

	2004	Change	2003	Change	2002
	(in thousands)
Total revenue	$150,250	77.9%	$84,456	970.0%	$7,893

Total revenue increased 77.9% to $150.3 million in 2004 as compared to $84.5 million in 2003. Unit shipments increased 94.3% to approximately 55.9 million units in 2004 as compared to approximately 28.8 million units in 2003, as mobile handset models using our display drivers experienced higher sales, we expanded our product offering and our products were included in more mobile handset designs. While total revenue increased substantially in 2004 compared to 2003, we experienced a decline in revenue in the fourth quarter of 2004 as compared to the third quarter of 2004. This decline was primarily the result of significant reductions in shipments of our OLED devices, with increases in shipments of our CSTN products unable to compensate for OLED declines. We currently expect our revenue to decline significantly in the first quarter of 2005 as compared to the fourth quarter of 2004, primarily due to transitioning to new products. We expect demand for our older 4K CSTN products to decline substantially, and we do not expect shipments of our newer 65K CSTN and TFT products to make up for these revenue reductions. Additionally, we do not expect OLED sales to increase in the near future. We also experienced price pressure in 2004 at levels above what is normally experienced in our industry, particularly in the second half of the year, as a result of competitive pricing for handsets driving down prices of handset components, including display drivers. We believe significant price pressure will continue in the first half of 2005.

Our first products entered commercial production in the third quarter of 2002, with revenue increasing substantially throughout 2003 primarily as a result of increasing volume shipments. Revenue from sales to a related party was $0.3 million in 2002. There was no revenue from sales to related parties in 2004 or 2003 as the customer ceased to be a related party during 2002.

Total revenue included contract development revenue of $0.6 million in 2004, $0.5 million in 2003 and $0.8 million in 2002. This was revenue received for development work completed at the request of customers and to their specifications. We do not separately track contract development costs from our overall research and development efforts. Accordingly, costs related to these contracts are included in research and development expense. We expect these contracts to continue to comprise a small percent of our total revenue in the future.

Revenue by Customer

	% of Revenue for the Years Ended December 31,			% of Accounts Receivable at December 31,
	2004	2003	2002	2004	2003
Philips Mobile Display Systems	52.3%	75.9%	67.5%	72.7%	69.2%
Samsung SDI	36.7%	23.4%	27.5%	10.2%	29.7%

Virtually all of our revenue in 2004, 2003 and 2002 was from two customers: Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd. These two customers represented 89.0%, 99.3% and 95.0% of total revenue in 2004, 2003 and 2002, respectively. We diversified our customer base in 2004 compared to 2003, resulting in a lower percent of our revenue from these two customers.

Revenue by Geography

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2004	2003	2002
China	54.4%	75.8%	67.5%
Korea	41.7	23.9	28.8
Taiwan	3.8	0.3	3.7
Other	0.1	—	—

Total revenue	100.0%	100.0%	100.0%

All of our sales to customers in Korea were invoiced in Korean won. All other sales were invoiced in U.S. dollars.

Cost of Revenue

	2004	% of Total revenue	2003	% of Total revenue	2002	% of Total revenue
	(in thousands)
Cost of revenue	$97,725	65.0%	$54,305	64.3%	$6,781	85.9%

Cost of revenue consists primarily of the costs of purchasing fabricated silicon wafers. We do not have long-term fixed-price supply contracts with our foundry contractors, therefore our wafer costs could fluctuate with the cyclical demand for semiconductors and availability of foundry capacity. In addition, after we purchase wafers from foundries, we also face the yield risk associated with manufacturing these wafers into finished products. Cost of revenue also includes costs associated with assembly, test and shipping of our products, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of revenue as a percent of revenue has varied from quarter to quarter based on the mix of product technologies, foundry prices, average selling prices and seasonality. We expect these fluctuations to continue in the future.

Cost of revenue increased marginally as a percent of revenue in 2004 compared to 2003 due primarily to reductions in average selling prices of our products as a result of our product mix and greater price sensitivity in the mobile handset market, which continues to drive down component prices. Additionally, we recorded a charge of $3.5 million to write down inventory due to inventory quantities on hand in excess of forecasted demand.

These cost increases were partially offset by better manufacturing yields realized by our subcontractor suppliers due to maturity in the manufacturing processes, as well as our fixed costs being spread over a higher revenue base. Cost of revenue declined as a percent of revenue in 2003 from 2002 levels, as manufacturing yields improved and fixed costs, such as mask costs, were spread over a larger revenue base. Cost of revenue from related party, which was comprised solely of costs of product sales, was $0.2 million in 2002.

In future periods, cost of revenue as a percentage of revenue may fluctuate due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to price declines, changes in our product mix and the timing of new product introductions. Cost of revenue increased as a percent of total revenue in the fourth quarter of 2004, to 71.1%, due to a dramatic shift in the mix of product sales and steep price declines. Cost of revenue is expected to remain flat to slightly higher in the first quarter of 2005 as compared to the fourth quarter of 2004, due to expected lower revenue levels, continued price pressure on mobile handset components and product mix, partially offset by reduced wafer costs.

Research and Development

	2004	Change	2003	Change	2002
	(in thousands)
Research and development	$13,234	104.0%	$6,488	364.1%	$1,398
% of Total revenue	8.8%		7.7%		17.7%

Research and development expenses consist of costs related to development testing, evaluation, masking revisions, compensation and related costs for personnel, occupancy costs and depreciation on research and development equipment. All research and development costs are expensed as incurred. We believe that a significant amount of research and development expenses will be required for us to remain competitive in the future, and we expect to continue to increase our spending on research and development in absolute dollars. In 2005, research and development expenses will increase in both absolute dollars and as a percent of revenue.

Research and development expenses increased both in absolute dollars and as a percent of revenue in 2004 compared to 2003. Approximately $5.7 million of the increase in 2004 was due to higher development activities for test wafers and mask sets related to new products and related process technologies. The remaining $1.0 million of increase was due to headcount increases to support additional product development activities associated with a larger number of new products under development.

Research and development expenses increased in absolute dollars, but decreased as a percent of revenue in 2003 compared to 2002. The increase in absolute dollars in 2003 was due to engineering costs and increased headcount associated with the development of new products and related process technologies, as our new product development efforts increased substantially. The decrease as a percent of revenue was a result of our growing revenue base and the use of more mature manufacturing technologies.

Selling, General and Administrative

	2004	Change	2003	Change	2002
	(in thousands)
Selling, general and administrative	$6,053	79.3%	$3,376	126.1%	$1,493
% of Total revenue	4.1%		4.0%		18.9%

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, sales, finance and information technology, as well as outside legal and accounting costs.

Selling, general and administrative expenses increased in absolute dollars in both 2004 and 2003 compared to the previous years. Approximately $2.2 million of the increase in 2004 was due to headcount increases to support our significant revenue growth and the expansion of our infrastructure to support a larger and more complex operation. The remaining increase was due to increases in legal, accounting and insurance costs resulting from our growth and additional costs required of a public reporting company. Selling, general and administrative expenses remained flat as a percent of revenue in 2004 as compared to 2003 as the absolute dollar increase was in line with our revenue growth. These expenses decreased as a percent of revenue in 2003 as compared to 2002 as a result of the significant increase in revenue in 2003.

Selling, general and administrative expenses are expected to increase throughout 2005 compared to 2004. We believe these increases are necessary to build the sales and administrative infrastructure required to achieve our desired growth in future periods. We will also incur additional costs associated with being a public company, including costs associated with complying with the Sarbanes-Oxley Act of 2002 and costs associated with public reporting for the full year. These increases are expected to result in selling, general and administrative expenses representing a greater percent of total revenue in future periods. In the first half of 2005, these costs will increase substantially as a percent of revenue due to anticipated revenue declines.

Stock-Based Compensation

	2004	Change	2003	Change	2002
	(in thousands)
Stock-based compensation	$4,222	489.7%	$716	N/A	$—
% of Total revenue	2.8%		0.9%		0.0%

In connection with grants of stock options during 2004 and 2003, we recorded deferred stock-based compensation within stockholders’ equity due to the difference between the exercise price and the estimated fair value of common stock on the date of grant. We did not incur any stock-based compensation charges in 2002 because the fair value of our stock determined for financial reporting purposes was equal to the fair value determined by the board of directors on the date of grant for all employee options issued in 2002 and earlier years. We make stock option grants to our employees and consultants to supplement cash compensation, provide an additional incentive to employees, and to align employee incentives with stockholder objectives. The compensation expense is amortized on an accelerated basis over the vesting period of the option grants, which is generally four years. We report stock-based compensation separately, rather than including it in each expense classification, as we believe this allows for more meaningful comparison of operating expenses between periods and more consistent comparison of our financial results with other companies.

During 2004 and 2003, we recorded an aggregate of $8.6 million in deferred stock-based compensation within stockholders’ equity. As of December 31, 2004, we had an aggregate of $3.3 million remaining to be amortized. Amortization expense will be approximately $2.1 million in 2005, $0.9 million in 2006, and an aggregate of $0.3 million in 2007 and 2008. Stock options are now granted at the fair value of our stock on the option grant date, determined by the closing price of our common stock on The NASDAQ National Market.

Interest and Other Income, net

	2004	Change	2003	Change	2002
	(in thousands)
Interest and other income, net	$956	1,520.3%	$59	(50.4)%	$119

The increase in interest and other income, net in 2004 as compared to 2003 was primarily due to interest income earned on our increased average cash balances as a result of approximately $76.5 million in proceeds from our initial public offering in June 2004. In 2003, higher interest income resulted from higher average cash balances compared to 2002, and was partially offset by foreign exchange losses on U.S. dollar-denominated transactions in Korea where the functional currency is the Korean won.

Provision for Income Taxes

	2004	Change	2003	Change	2002
	(in thousands)
Provision for income taxes	$12,379	80.2%	$6,870	N/A	$—
Effective tax rate	41.3%		35.0%		0.0%
% of Total revenue	8.2%		8.1%		0.0%

The provision for income taxes increased in 2004 over 2003 in both absolute dollars and in the effective tax rate. The increase in absolute dollars was due to our higher pre-tax income in 2004. The increase in the effective tax rate in 2004 as compared to 2003 was primarily due to the significant increase in stock-based compensation expense, which is not deductible for tax purposes. Excluding the stock-based compensation expense in both 2004 and 2003 our effective tax rate would have been 35.9% and 33.7%, respectively. In 2003, we released our $0.8 million valuation allowance as we concluded it was more likely than not that our deferred tax assets would be fully recovered due to the significant improvement in operating results. This lowered our effective tax rate for 2003. In future years, a larger portion of our revenue is expected to be derived from sales in countries with lower tax rates, which is expected to result in our effective tax rate decreasing.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and through cash generated from operations. Since our inception, we received a total of $16.3 million from private offerings of our equity securities and stock option exercises and $76.5 million from our initial public offering of our common stock. As a result, working capital increased from $12.1 million at December 31, 2002 to $26.5 million at December 31, 2003 and to $124.4 million at December 31, 2004. Cash, cash equivalents and short-term investments at December 31, 2004 were $109.0 million.

Net cash provided by operating activities was $9.6 million for 2004, compared to $13.9 million for 2003. An increase in net income of $4.8 million, an increase in inventory reserve of $3.5 million and an increase in deferred compensation expense of $4.5 million were offset by a decrease of $4.7 million in accounts payable, an increase in accounts receivable of $1.4 million, an increase in inventory of $3.6 million and a decrease of $5.7 million in tax related payment accounts.

Accounts receivable increased $1.4 million in 2004, primarily due to timing of customer payments. Our days sales outstanding, or DSO, increased to 83 days at December 31, 2004 as compared to 64 days at December 31, 2003. We expect DSO to range from 60 to 90 days in the future. While total revenue increased substantially in 2004 as compared to 2003, total revenue decreased in the fourth quarter of 2004 as compared to the fourth quarter of 2003. Accounts receivable increased $24.0 million in 2003 as compared to 2002, based on significant revenue increases in 2003, particularly in the fourth quarter of that year.

Inventory increased $3.6 million in 2004 and $5.7 million in 2003. Our annualized inventory turns were approximately 14 in the fourth quarter of 2004 as compared to approximately 19 in the fourth quarter of 2003. In 2003, inventory turns were unusually high as a result of strong demand and a limited product portfolio. Based on the significant sales declines expected in the first quarter of 2005 and our reserve policies, a greater percent of gross inventory is reserved at December 31, 2004. In 2003, the inventory build was primarily in anticipation of increasing sales volume in subsequent periods. We expect inventory turns to decline in future periods, as inventory balances are expected to increase with a larger and more mature product portfolio and an increasing percent of our sales expected to come from standard products rather than customized products.

Accounts payable and accrued liabilities decreased $4.6 million in 2004. Our manufacturing activities slowed in the fourth quarter of 2004 as sales slowed. In 2003, accounts payable and accrued liabilities increased $26.1 million due to our revenue growth and corresponding increased manufacturing activities.

Prepaid income taxes increased $3.2 million and taxes payable decreased $1.4 million in 2004. This is primarily due to our fourth quarter estimated tax payment, which is based on profitability during the first three quarters of the year. However, our pre-tax income decreased significantly in the fourth quarter as compared to earlier quarters, resulting in the large prepayment. The prepaid income taxes will be used in 2005 by applying the prepayment to future tax estimates or through tax refunds.

Net cash provided by operating activities for the year ended December 31, 2003 was $13.9 million compared to net cash used in operating activities of $3.3 million for the year ended December 31, 2002. In 2003, sources of net cash provided were net income of $12.8 million, which included adjustments for non-cash charges of $0.9 million related primarily to stock-based compensation. Additional sources of cash included increases in payables and liabilities of $26.1 million and increases in taxes payable of $4.3 million. These sources of cash were offset by increases in receivables of $24.0 million and inventory of $5.7 million. The large increases in current asset and liability accounts reflected our significant revenue growth in 2003. In 2002, the primary uses of cash were our net loss of $1.7 million and receivables increases of $4.2 million as we commenced commercial shipments in the third quarter of 2002. These uses of cash were offset by $2.7 million of increases in payables and liabilities.

Net cash used in investing activities was $63.8 million for the year ended December 31, 2004, $0.7 million for the year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002. In 2004, we invested $64.0 million of the net proceeds from our initial public offering and operating cash flow in short-term investments. We also purchased $1.3 million of fixed assets, primarily for test equipment in Korea and buildouts of newly leased facilities in our international locations. These uses of cash were offset by proceeds from the expiration of a letter of credit in March 2004. In 2003, we purchased $0.7 million of fixed assets, which consisted primarily of office furniture and computer equipment required for additional headcount, and implementation of a new computer system. Uses of cash in 2002 included $1.4 million of investments in restricted cash to secure a letter of credit and $0.2 million of property and equipment acquisitions. Net cash from investing activities may vary significantly in future periods as we evaluate our investment portfolio and our mix of investments classified as cash equivalents, short-term investments and long-term investments. Any such changes will conform to our investment policy, with the primary objective of preserving our cash through conservative investments. Additionally, we currently expect fixed asset purchases to be approximately $3.0 million to $4.0 million in 2005, which is significantly higher than in previous years. Planned additions are primarily for software and computer equipment used by our design engineers, as well as equipment and facilities for our planned headcount increases. Our planned fixed asset additions are subject to revision based on our financial performance and outlook for future periods.

Net cash provided by financing activities was $76.7 million for the year ended December 31, 2004, $1.1 million for the year ended December 31, 2003 and $13.1 million for the year ended December 31, 2002. The increase in 2004 is almost entirely due to proceeds from our initial public offering completed in June 2004. In 2003 and 2002, the increases were almost entirely due to proceeds from sales of our Series B redeemable convertible preferred stock, and secondarily from stock option exercises.

We believe that our cash balance and cash generated from operations will be sufficient to fund our operations for at least the next twelve months. With no debt and a strong working capital position, we believe that we have the flexibility to continue to invest in further developing our technology and expanding our market presence. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology, may result in the need for additional cash to fund these new requirements as well as our ongoing business activities. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

In 2005, our liquidity could be negatively impacted by a decrease in demand for our products such as that anticipated in the first quarter of 2005. Our products are subject to rapid technological change, among other factors, which could result in revenue variability in future periods. Further, we expect to continue increasing our headcount, especially in engineering and sales, to pursue growth opportunities and keep pace with changes in technology. Should the revenue declines anticipated in early 2005 worsen or revenue levels fail to return to or exceed levels achieved in previous periods, our increased headcount would result in sustained losses and reductions in our cash balance.

Contractual Obligations

Purchase obligations are comprised of orders for materials and services to build our inventory. We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance of required delivery dates, and we are obligated to pay for them in accordance with the payment terms. We expect to receive and pay for inventory purchased under these purchase obligations within the next three months.

The following sets forth our commitments to settle contractual obligations in cash as of December 31, 2004 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$1,640	$461	$558	$512	$109
Purchase obligations	4,074	4,074	—	—	—

Total	$5,714	$4,535	$558	$512	$109

Off-Balance-Sheet Arrangements

As of December 31, 2004, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in any forward-looking statements. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

We depend on two customers for nearly all of our revenue and the loss of, or a significant reduction in orders from, either of them would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. During 2004 our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 52.3% and 36.7% of our revenue, respectively. The loss of sales to either Philips MDS or Samsung SDI would have a significant negative impact on our business. For example, we experienced a decline of sales to Samsung SDI in the fourth quarter of 2004 and expect sales to Philips MDS to decline in the first quarter of 2005. This decline had, and the expected decline will have, a significant negative impact on our business. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

In addition, we believe that nearly all of our semiconductors sold to Philips MDS are used for products sold for use in Nokia mobile handsets, and most of our semiconductors sold to Samsung SDI are used for products sold for use in Samsung mobile handsets. The loss by Philips MDS or Samsung SDI of sales to Nokia or Samsung, respectively, would also have an adverse effect on our business. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our display drivers.

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

We expect our business to be subject to seasonality and varying order patterns in the mobile handset market. In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, in the past mobile handset manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders during our limited operating history within the same quarter and with limited advance notice, and we expect such increases and decreases to occur in the future.

Our limited operating history makes it difficult for us to assess the impact of seasonal factors on our business. If we, or our customers, are unable to increase production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenue from such products would be adversely affected and this may damage our reputation with our customers and the mobile handset manufacturers. Conversely, if our customers or the mobile handset manufacturers overestimate consumer demand, they may reduce their orders or delay shipments of our products from amounts forecasted, and our revenue in a particular period could be adversely affected.

The average selling prices of our products could decrease rapidly, which may negatively impact our revenue and operating results.

We may experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which may result in declining average selling prices of the components comprising mobile handsets. For example, we experienced significant declines in the average selling prices of our products in the fourth quarter of 2004 as compared to the third quarter, due to very competitive pricing of mobile device modules by module makers who in turn sought reductions in display driver prices. We expect that these factors will continue to create downward pressure on our average selling prices and operating results in the first half of 2005. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive a substantial portion of our revenue from a limited number of display driver models used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We currently have a total of ten products in volume production. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. As a result, decline in market demand for one or more of our products could result in a significant decline in revenue and reduced operating results. For example, demand for our OLED drivers has declined recently relative to display drivers based on other technology, including thin film transistor liquid crystal display, or TFT. This decline in the demand for OLED drivers negatively impacted our business in the fourth quarter of 2004 and is expected to result in lower sales in the first quarter of 2005. Similarly, demand for our CSTN drivers with 4K resolution has declined as handset manufacturers have begun transitioning to displays with 65K resolution. We expect to begin volume shipments of TFT products in 2005 and have recently begun volume production of one of our 65K CSTN products and have announced sampling of an additional 65K CSTN driver. Market acceptance of these new TFT products, as well as the next generation of our CSTN products, is critical to our future success.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. For example, we currently expect our revenue to decline significantly in the first quarter of 2005 as compared to the fourth quarter of 2004, primarily due to transitioning to new products. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop new drivers and product enhancements that achieve timely and cost-effective market acceptance. The development of our drivers is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our products directly to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs, including die shrink versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	commercial acceptance and commercial production of the products into which our drivers are incorporated;

•	availability, quality, price, performance, power use and size of our products as compared to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	mobile service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.

We cannot assure you that products we recently developed, such as our 65K CSTN drivers or our recently announced TFT drivers, or products we may develop in the future, will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

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

We were formed in May 2000 and had our initial meaningful shipments of products in the third quarter of 2002. We have limited historical financial data from which to predict our future revenue and expenses. Moreover, we do not sell directly to mobile handset manufacturers, which gives us limited visibility into their order patterns and sales of their products. As a result of our limited operating history and limited visibility into mobile handset manufacturers’ demand, it is difficult to accurately forecast our future revenue and budget our operating expenses. The rapidly evolving nature of the mobile handset market and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

We do not expect to sustain our recent revenue growth rate, so you should not rely on the results of recent periods as an indication of future revenue growth.

We have recently experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We do not expect similar revenue growth rates in future periods. Growth and expansion of our operations places significant strain on our management information systems, financial reporting controls and personnel. We may not be able to timely develop the internal infrastructure or collaborative relationships necessary to manage future growth. Accordingly, you should not rely on the results of any prior annual periods as an indication of our future revenue growth or financial results.

We have incurred operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively, and net income of approximately $12.8 million for the year ended December 31, 2003 and approximately $17.6 million for the year ended December 31, 2004. Despite realizing net income for the years ended December 31, 2003 and December 31, 2004, we may incur losses in the future. We currently anticipate incurring a loss in the first quarter of 2005. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not achieve or sustain profitability on a quarterly or annual basis.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, our ability to accurately forecast demand for our products is limited by our lack of a direct relationship with mobile handset manufacturers. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize or may decrease rapidly, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. This inventory risk is exacerbated because many of our products are customized, which hampers our ability to sell any excess inventory to the general market.

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

Our direct customers are display module manufacturers serving the mobile handset market. Our primary customers, Philips MDS and Samsung SDI, are divisions or entities within corporate organizations that have other divisions that design, manufacture and sell display drivers that compete with our products. To the extent either of our primary customers chooses to replace our products with internally developed products, our business will be negatively impacted.

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

There are significant risks associated with our reliance on contractors, including:

•	inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	shortages of materials that foundries use to manufacture our products;

•	failure to qualify a selected supplier;

•	limited ability to obtain insurance coverage for business interruptions related to contractors;

•	labor shortages or labor strikes;

•	natural disasters, particularly earthquakes, or disease outbreaks affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	political instability in countries where the contractors are located; and

•	actions taken by our contractors that breach our agreements.

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

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Steve Ahn, our Chief Executive Officer, Ken Lee, our Chief Technology Officer, Victor Lee, our Chief Financial Officer, and Daniel Hauck, our Vice President of Worldwide Sales. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. We expect to hire additional resources in 2005 including senior management personnel in Operations and Marketing. We may not be able to hire and retain these additional key personnel, and our inability to hire and retain them could harm our business. Additionally, there is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. In particular, our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2004, we had seven U.S. patent applications pending and one Korea patent granted. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

All of our revenue for 2003 and 2004 was attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in Taiwan and Hong Kong. Our international operations are subject to a number of risks, including:

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

In 2004, approximately 58.3% of our sales to international customers were denominated in U.S. dollars, and the remaining 41.7% of our sales were denominated in Korean won. Nearly all of our purchases of components and services from international suppliers were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

In recent periods, we have significantly increased the scope of our operations and expanded our workforce, and we expect this growth to continue in 2005. This growth has placed, and the anticipated future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We plan to fund the cost of these systems from current cash balances and funds generated from operations.

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

The market price for our common stock is highly volatile. This could result in substantial losses for investors. Shares of common stock sold in our initial public offering were priced at $14.00 per share, and our closing price has ranged from a high of $16.94 to a low of $6.03 since our initial public offering through February 28, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities, such as the lawsuit filed against us in March 2005. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business and operating results.

Future sales of our common stock could lower the market price of our common stock.

Sales of substantial amounts of shares in the public market could harm the market price of our stock. As of February 28, 2005, we had 28,150,277 shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market as of February 28, 2005 under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 3,931,507 shares issuable upon exercise of options to purchase our common stock outstanding as of February 28, 2005, 1,967,312 shares were vested and eligible for sale on February 28, 2005.

A number of our current security holders have registration rights relating to our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other security holders after this offering, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than two occasions at any time beginning approximately six months from the date of our initial public offering, to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 63% of our outstanding common stock as of December 31, 2004. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors and principal stockholders.

Being a public company will increase our administrative costs.

We completed our initial public offering in June 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, The NASDAQ National Market has proposed revisions to its requirements for companies that are listed on The NASDAQ National Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, in 2004 we added an additional independent director, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect to incur significant additional costs over the next five fiscal quarters for outside consultants and employees to document and test our internal control procedures as required by Section 404, and for the attestation by our independent registered public accounting firm. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

We are in the process of instituting changes to our corporate governance procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002. Implementing these changes will require specific compliance training of our directors, officers and personnel and a significant period of time. We are continuing to evaluate and, where appropriate, enhance, our written policies and procedures and internal controls. Additionally, we will have to comply with Section 404 of the Sarbanes-Oxley Act beginning with our fiscal year ending December 31, 2005, which will require our management to report on the adequacy of our internal control over financial reporting and requires our independent registered accounting firm to provide a related attestation as to management’s evaluation. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements may cause the trading price of our common stock to decrease substantially.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $88.0 million as of December 31, 2004, and have an average interest rate of approximately 1.80%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. Approximately 58.3% of our 2004 sales invoices were denominated in the U.S. dollar, with the remaining 41.7% denominated in the Korean won. Therefore, our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. Our receivables are generally outstanding for 45 to 90 days. If the exchange rate of the Korean won to the U.S. dollar changes by 10% during any 45 to 90 day period, this could impact our quarterly revenue by approximately 1.5% to 2.0%. We record intercompany transactions related to sales of products from the U.S. parent company to our Korean subsidiary, and for activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 90 to 120 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We began entering into foreign exchange contracts in the second quarter of 2004 to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leadis Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity/(deficit) present fairly, in all material respects, the financial position of Leadis Technology, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 14, 2005

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,012	$22,956
Restricted cash	—	1,500
Short-term investments	63,961	—
Accounts receivable, net of allowance for doubtful accounts of $561 in 2004 and $560 in 2003	30,423	28,213
Inventories	6,080	5,863
Deferred tax assets	2,167	987
Prepaid taxes	3,172	—
Prepaid expenses and other current assets	1,003	438

Total current assets	151,818	59,957
Property and equipment, net	2,103	979
Deferred tax assets	69	101
Other assets	825	615

Total assets	$154,815	$61,652

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,510	$25,123
Accrued liabilities	3,977	3,595
Taxes payable	2,873	4,281
Deferred revenue	107	488

Total current liabilities	27,467	33,487
Other noncurrent liabilities	242	258

Total liabilities	27,709	33,745

Commitments (Note 4)

Mandatorily redeemable convertible preferred stock: $0.001 par value; -0- shares authorized and -0- shares issued and outstanding at December 31, 2004; 12,577,768 shares authorized and 12,310,223 shares issued and outstanding at December 31, 2003	—	14,300

Stockholders’ equity:

Preferred stock: $0.001 par value; 5,000,000 shares authorized and -0- shares issued and outstanding at December 31, 2004; -0- shares authorized and -0- shares issued and outstanding at December 31, 2003	—	—

Common stock: $0.001 par value; 120,000,000 shares authorized and 28,025,635 shares issued and outstanding at December 31, 2004; 60,000,000 shares authorized and 8,917,926 shares issued and outstanding at December 31, 2003	28	9
Additional paid-in capital	101,812	6,677
Deferred stock-based compensation	(3,336)	(3,592)
Note receivable from stockholder	—	(119)
Accumulated other comprehensive income	414	37
Retained earnings	28,188	10,595

Total stockholders’ equity	127,106	13,607

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$154,815	$61,652

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue
Revenue	$150,250	$84,456	$7,597
Revenue from related party	—	—	296

Total revenue	150,250	84,456	7,893

Costs and expenses
Cost of revenue	97,725	54,305	6,597
Cost of revenue from related party	—	—	184
Research and development (1)	13,234	6,488	1,398
Selling, general and administrative (1)	6,053	3,376	1,493
Stock-based compensation	4,222	716	—

Total costs and expenses	121,234	64,885	9,672

Operating income (loss)	29,016	19,571	(1,779)
Interest and other income, net	956	59	119

Net income (loss) before income taxes	29,972	19,630	(1,660)
Provision for income taxes	12,379	6,870	—

Net income (loss)	$17,593	$12,760	$(1,660)

Basic net income (loss) per share	$0.72	$0.62	$(0.28)

Diluted net income (loss) per share	$0.63	$0.55	$(0.28)

Weighted-average number of shares used in calculating net income (loss) per share
Basic	24,469	20,572	5,980
Diluted	27,817	23,130	5,980

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Years Ended December 31,
	2004	2003	2002
Research and development	$1,730	$554	$—
Selling, general and administrative	2,492	162	—

Total	$4,222	$716	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$17,593	$12,760	$(1,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	325	177	112
Net loss on disposal or sale of fixed assets	13	—	—
Allowance for doubtful accounts	1	465	—
Provision for excess and obsolete inventory	3,461	332	—
Deferred tax assets	(1,137)	(1,088)	—
Employee stock based compensation expense	4,491	737
Non-employee stock-based compensation expense	—	183	33
Changes in current assets and liabilities:
Accounts receivable	(1,373)	(23,967)	(4,247)
Inventory	(3,576)	(5,745)	(183)
Prepaid taxes	(3,172)	—	—
Prepaid expenses and other assets	(682)	(334)	(285)
Accounts payable	(4,671)	22,850	2,249
Accrued and other liabilities	121	3,223	470
Taxes payable	(1,408)	4,281	—
Deferred revenue	(380)	—	168

Net cash provided by (used in) operating activities	9,606	13,874	(3,343)

Cash flows from investing activities:
Purchases of available for sale securities	(89,589)	—	—
Sales of available for sale securities	25,601
Restricted cash	1,500	—	(1,380)
Purchase of property and equipment	(1,279)	(711)	(198)
Proceeds on sale of fixed assets	6	—	—

Net cash used in investing activities	(63,761)	(711)	(1,578)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	76,492	—	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	1,050	13,050
Issuance of common stock upon exercise of options	127	47	1
Receipt of common stock subscription and stockholder note receivable	119	—	18
Principal payments on capital lease obligations	—	(10)	(4)

Net cash provided by financing activities	76,738	1,087	13,065

Effect of exchange rate changes on cash and cash equivalents	(527)	21	(44)

Net increase in cash and cash equivalents	22,056	14,271	8,100
Cash and cash equivalents at beginning of year	22,956	8,685	585

Cash and cash equivalents at end of year	$45,012	$22,956	$8,685

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$4,235	$4,329	$—

Total taxes paid	$19,077	$4,116	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Common Stock Subscription Receivable	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	1,915	$2	6,657	$7	$2,084	$(119)	$(18)	$—	$(24)	$(505)	$1,427
Net loss	—	—	—	—	—	—	—	—	—	(1,660)	(1,660)	$(1,660)
Currency translation adjustment	—	—	—	—	—	—	—	—	34	—	34	34

Comprehensive loss												$(1,626)

Receipt of cash for subscription receivable	—	—	—	—	—	—	18	—	—	—	18
Issuance of warrants to customer	—	—	—	—	33	—	—	—	—	—	33
Exercise of common stock options	—	—	4	—	1	—	—	—	—	—	1

Balance at December 31, 2002	1,915	2	6,661	7	2,118	(119)	—	—	10	(2,165)	(147)
Net income	—	—	—	—	—	—	—		—	12,760	12,760	$12,760
Currency translation adjustment	—	—	—	—	—	—	—		27	—	27	27

Comprehensive income												$12,787

Deferred stock-based compensation	—	—	—	—	4,329	—	—	(4,329)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	737	—	—	737
Issuance of warrants to customer	—	—	—	—	183	—	—		—	—	183
Exercise of common stock options	—	—	342	—	47	—	—		—	—	47
Conversion of Series A convertible preferred stock to common stock	(1,915)	(2)	1,915	2	—	—	—		—	—	—

Balance at December 31, 2003	—	—	8,918	9	6,677	(119)	—	(3,592)	37	10,595	13,607
Net income	—	—	—	—	—	—	—	—	—	17,593	17,593	$17,593
Currency translation adjustment	—	—	—	—	—	—	—	—	404	—	404	404
Unrealized loss on investments	—	—	—	—	—	—	—	—	(27)	—	(27)	(27)

Comprehensive income											—	$17,970

Deferred stock-based compensation	—	—	—	—	4,235	—	—	(4,235)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,491	—	—	4,491
Conversion of preferred stock to common stock	—	—	12,310	12	14,288	—	—	—	—	—	14,300
Proceeds from initial public offering, net of issuance costs of $7,508	—	—	6,000	6	76,486	—	—	—	—	—	76,492
Exercise of warrants	—	—	352	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	445	1	126	—	—	—	—	—	127
Repayment of shareholder note	—	—	—	—	—	119	—	—	—	—	119

Balance at December 31, 2004	—	$—	28,025	$28	$101,812	$—	$—	$(3,336)	$414	$28,188	$127,106

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on design, development and marketing of our products and outsource all of our semiconductor fabrication, assembly and test, which enables us to reduce the capital requirements of our business. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic device markets. We completed our initial public offering in June 2004, with net proceeds of approximately $76.5 million.

Note 2. Summary of Significant Accounting Policies and Concentrations of Credit Risk

The audited consolidated financial statements include the accounts of Leadis Technology and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

Our audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, intangible assets, income taxes, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Stock split

On May 15, 2004, our board of directors approved, and on June 10, 2004 our stockholders approved, an amendment to our Amended and Restated Certificate of Incorporation to effect a 3 for 2 split of our common stock and preferred stock. A Certificate of Amendment to our Amended and Restated Certificate of Incorporation effecting the stock split was filed on June 10, 2004. All information related to common stock, preferred stock, options and warrants to purchase common or preferred stock and earnings per share included in these consolidated financial statements has been retroactively adjusted to give effect to the stock split.

Foreign currency translation

Foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our audited consolidated statements of operations.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign exchange contracts

We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. We hold these contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our consolidated statements of operations.

Cash, cash equivalents and short-term investments

We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All short-term investments are classified as available-for-sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

Concentrations of credit risk

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

Inventory reserve

We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price. This level of reserve is reviewed each period to ensure that it reflects changes in our actual experience. We establish a 5% minimum reserve for all inventory to cover our estimates of potentially excess and obsolete inventory resulting from early terminations of products, engineering changes that make a product obsolete earlier than planned and changes in forecasts of future customer demand. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contract development revenue is recognized as the work is performed, based on the achievement of milestones described in the contracts. Any work requiring customer acceptance is deferred until we receive such acceptance. We do not separately track contract development costs from our overall research and development efforts. Accordingly, costs related to these contracts are included in research and development expense. We expect these contracts to comprise a small percent of our total revenue in the future.

Warranty accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality assessment, our warranty obligation may be affected by future product failure rates, material usage and service delivery costs incurred in correcting a product failure. We regularly monitor product returns and maintain a reserve for warranty expenses based upon our historical experience and any specifically identified failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimation process is based on historical experience of similar products as well as various other assumptions that we believe are reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

From time to time, we may be subject to additional costs related to warranty claims from our customers. If this occurs in a future period, we would make judgments and estimates to establish the related warranty liability, based on historical experience, communication with our customers, and various assumptions based on the circumstances. This additional warranty would be recorded in the determination of net income in the period in which the additional cost was identified.

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net income and the related cost measured by the fair value method are presented below. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$17,593	$12,760	$(1,660)
Add: stock-based employee compensation expense included in reported net income (loss)	2,874	479	$—
Deduct: total stock-based employee compensation determined under fair value based method for all awards	(3,285)	(495)	(14)

Pro forma net income (loss)	$17,182	$12,744	$(1,674)

Basic net income (loss) per share as reported	$0.72	$0.62	$(0.28)

Diluted net income (loss) per share as reported	$0.63	$0.55	$(0.28)

Pro forma basic net income (loss) per share	$0.70	$0.62	$(0.28)

Pro forma diluted net income (loss) per share	$0.62	$0.55	$(0.28)

The weighted average fair value of the stock options granted during the years ended December 31, 2004, 2003 and 2002 was approximately $6.90, $2.79 and $0.02 per share, respectively. The fair value of the options was estimated on the date of grant based on the following average assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life (years)	4	4	4
Risk-free interest rate	2.9%	2.6%	3.3%
Dividend yield	—	—	—
Expected annualized volatility	107%	107%	100%

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$17,593	$12,760	$(1,660)

Denominator:
Weighted-average common shares outstanding	19,191	7,148	6,555
Weighted-average participating redeemable convertible preferred shares outstanding	5,642	13,964	—
Less: unvested common shares subject to repurchase	(364)	(540)	(575)

Total shares, basic	24,469	20,572	5,980

Effect of dilutive securities:
Stock options and warrants	2,984	2,018	—
Unvested shares subject to repurchase	364	540	—

Total shares, diluted	27,817	23,130	5,980

Net income (loss) per common share, basic	$0.72	$0.62	$(0.28)

Net income (loss) per common share, diluted	$0.63	$0.55	$(0.28)

We excluded 78,000, 0 and 0 stock options from the computation of diluted net income per share for 2004, 2003 and 2002, respectively, as they had an antidilutive effect.

Comprehensive income, net of tax

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the company is from unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.

The components of our comprehensive income, net of tax, were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$17,593	$12,760	$(1,660)
Foreign currency translation adjustment	404	27	34
Unrealized gain/loss on available for sale securities	(27)	—	—

Comprehensive income (loss)	$17,970	$12,787	$(1,626)

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. We expect to adopt

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123(R) beginning in the third quarter of 2005. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method may have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were zero in each of 2004, 2003 and 2002.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 151 and do not expect the adoption will have a material impact on our results of operations or financial condition.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ended after June 15, 2004. We do not believe the impact of adoption of this EITF consensus will be significant to our overall results of operations or financial position.

Note 3. Financial Statement Details

Financial instruments

The following is a summary of available-for-sale securities at December 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$11,048	$—	$—	$11,048
Government bonds	5,200	—	(30)	5,170
Municipal bonds	14,355	—	(12)	14,343
Auction rate receipts	44,450	—	—	44,450
Variable rate demand notes	12,995			12,995

	$88,048	$—	$(42)	$88,006

Included in:
Cash and cash equivalents				$24,045
Short-term investments				63,961

				$88,006

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our portfolio of available for sale securities by contractual maturity at December 31, 2004 is as follows:

Due in one year or less	$76,004
Due after one year	12,002

$88,006

Inventories, net

Inventories consisted of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$1,954	$965
Work-in-progress	4,126	4,898

	$6,080	$5,863

During 2004 and 2003, we recorded charges totaling $3.5 million and $0.3 million, respectively, to cost of revenue to write down inventory due to inventory quantities on hand in excess of forecasted demand.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$813	$645
Furniture and fixtures	197	89
Machinery, equipment and vehicles	1,405	361
Real estate	261	228
Leasehold improvements	132	64

	2,808	1,387
Less: accumulated depreciation and amortization	(705)	(408)

	$2,103	$979

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Warranty reserve	$2,358	$1,112
Sales tax payable	—	1,047
Bonus payable	610	723
Other accrued liabilities	1,009	713

	$3,977	$3,595

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

We warrant our products against defects in materials and workmanship and non-conformance to our specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a greater charge against cost of revenue in future periods.

Changes in our liability for product warranty during 2004 and 2003 were as follows:

Balance December 31, 2002	$—
Accruals for warranty	1,112
Settlements made	—

Balance December 31, 2003	1,112
Accruals for warranty	1,792
Settlements made	(546)

Balance December 31, 2004	$2,358

Revenue by Customer

	% of Revenue for the Years Ended December 31,
	2004	2003	2002
Philips Mobile Display Systems	52.3%	75.9%	67.5%
Samsung SDI	36.7%	23.4%	27.5%

Virtually all of our revenue in 2004, 2003 and 2002 was from two customers: Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd. These two customers represented 89.0%, 99.3% and 95.0% of total revenue in 2004, 2003 and 2002, respectively. We diversified our customer base in 2004 compared to 2003, resulting in a lower percent of our revenue from these two customers.

Interest and Other income, net

Interest and other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Interest income	$948	$189	$103
Foreign exchange gain/(loss)	7	(123)	23
Other	1	(7)	(7)

	$956	$59	$119

Note 4. Commitments and Contingencies

Indemnifications

In the normal course of our business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. No claims have been made to date, nor have we been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2010. In some instances, lease terms require us to pay maintenance and repair costs. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Years ended December 31,
2005	$461
2006	310
2007	248
2008	253
2009 and thereafter	368

$1,640

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $0.3 million in fiscal 2004, and $0.1 million in both 2003 and 2002.

Note 5. Common Stock

Our certificate of incorporation, as amended authorizes us to issue 120,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2004, there were 28,025,635 shares of common stock issued and outstanding.

In June 2004, we sold 6,000,000 shares of our common stock in our initial public offering at an offering price of $14.00 per share. We received total proceeds of approximately $76.5 million net of the related issuance fees and offering costs. Upon the closing of our initial public offering in June 2004, all 12,310,223 shares of our outstanding redeemable convertible preferred stock automatically converted into shares of common stock.

On May 15, 2004, our board of directors approved, and on June 10, 2004 our stockholders approved, an amendment to our Amended and Restated Certificate of Incorporation to affect a 3 for 2 split of our common stock and preferred stock. A Certificate of Amendment to our Amended and Restated Certificate of Incorporation affecting the stock split was filed on June 10, 2004. All information related to common stock, preferred stock, options and warrants to purchase common or preferred stock and earnings per share included in these audited consolidated financial statements has been retroactively adjusted to give effect to the stock split.

Note 6. Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

At December 31, 2004, there were 5,000,000 shares of preferred stock authorized for issuance, none of which were outstanding. In June 2004, all preferred shares outstanding were converted to common stock as a result of our initial public offering. Prior to our initial public offering, we had authorized 14,492,692 shares of redeemable convertible preferred stock. At the time of our initial public offering, we had designated 300,000 shares as Series 1 redeemable convertible preferred stock (“Series 1”), all of which were outstanding, 1,914,921 shares as Series A convertible preferred stock (“Series A”), all of which were converted to common stock in 2003, and 12,277,768 shares as Series B convertible preferred stock (“Series B”), of which 12,010,223 were outstanding. The issuance price per share was $0.666, $1.00 and $1.174 for Series 1, Series A and Series B, respectively.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

A warrant to purchase 192,060 shares of Series B at $1.174 per share was granted to one of our customers in January 2004. The number of shares covered by this warrant was based on sales activity from January 1, 2002 to June 30, 2003. This warrant was valued at $216,000 and recorded as a reduction in revenue of $33,000 in 2002 and $183,000 in 2003. The value of this warrant was estimated using the Black-Scholes option pricing model. Upon completion of our initial public offering, this warrant became exercisable for common stock.

Preferred stock issued for technology license

In October 2000, we licensed certain display technology in exchange for 300,000 shares of our Series 1 and a warrant to purchase 75,000 shares of our common stock at $0.10 per share. The warrant was exercised in 2004. The technology license has a term of three years and automatically renews unless either party terminates it in writing. As of December 31, 2004, the technology license was still in place. To date, our products have not incorporated the technology under this license. We will have to pay royalties to the extent future products incorporate this technology.

Note 7. Stock Plans

Stock option plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors, and consultants. As of December 31, 2004, options exercisable for 1,287,251 shares were outstanding under the 2000 Plan and no shares were available for future grant.

In August 2002, the board of directors approved our 2002 Equity Incentive Plan (the “2002 Plan”) and authorized grants of up to 3,825,000 shares under the Plan. The 2000 Plan was terminated upon the approval of the 2002 Plan. Shares authorized but unissued under the 2000 Plan were retired, and 2000 Plan options subsequently cancelled upon employee or consultant termination were also retired.

In March 2004, the board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”), and our stockholders approved the 2004 Plan in April 2004. The 2004 Plan is an amendment and restatement of our 2002 Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan was 6,000,000 at the inception of the plan, which amount may be increased annually on December 31 of each year, from 2004 to 2013, by up to 5% of the number of fully-diluted shares of common stock outstanding on such date. At December 31, 2004, the authorized shares were increased by approximately 1,600,000 in accordance with the terms of the plan.

Under the 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Plans”), incentive stock options are granted at a price that is not less than 100% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ National Market. Nonstatutory stock options are granted at a price that is not to be less than 85% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ National Market. Options may be granted for a period of up to ten years, and generally vest at the rate of 25% per year over four years. Options granted to stockholders who own more than 10% of our outstanding stock at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options granted under the Plans may be immediately exercisable, but subject to vesting and repurchase.

On March 16, 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors Plan”), which was effective upon the closing

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our initial public offering. The 2004 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to our non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan was 400,000 shares at the inception of the plan, which amount may be increased annually on December 31 of each year, from 2004 to 2013, by the number of shares of common stock subject to options granted during such year. On December 31, 2004, the authorized shares were increased by 20,000 in accordance with the terms of the plan.

The following table summarizes activity under the Plans (shares in thousands):

	Options Available for Future Issuance	Outstanding Options	Weighted Average Price
Balance at December 31, 2001	1,784	1,348	$0.10
Authorized	3,825	—
Options granted	(881)	881	$0.17
Shares granted	(3)	—	$0.24
Terminated/cancelled	45	(45)	$0.12
Retired	(1,574)	—

Balance at December 31, 2002	3,196	2,184	$0.13
Options granted	(1,456)	1,456	$0.20
Exercised	—	(343)	$0.14
Terminated/cancelled	89	(89)	$0.12
Retired	—	(34)	$0.10

Balance at December 31, 2003	1,829	3,174	$0.16
Authorized	4,161	—
Options granted	(1,192)	1,192	$5.07
Exercised	—	(445)	$0.29
Terminated/cancelled	29	(29)	$0.94

Balance at December 31, 2004	4,827	3,892	$1.65

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. Shares subject to repurchase rights at December 31, 2004 totaled 364,000.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004 (shares in thousands):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Shares	Wtd Avg Remaining Contractual Life	Number of Shares
$ 0.10	1,079	6.29	942
$ 0.12	921	8.15	419
$ 0.24	475	7.51	338
$ 0.33 – 0.50	559	8.93	487
$ 4.50	472	9.17	85
$ 7.66 – 9.69	308	9.63	3
$ 12.00	58	9.39	14
$ 14.00	20	9.46	10

$ 0.10 – $14.00	3,892	7.94	2,298

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2003 (shares in thousands):

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Wtd Avg Remaining Contractual Life	Number of Shares
$.10	1,314	7.32	849
$.12	952	9.17	165
$.24	488	8.55	251
$.33	120	9.98	60
$.37	300	9.98	300

$.16	3,174	8.42	1,625

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. The ESPP authorizes the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of any of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. At December 31, 2004, the authorized shares were increased by approximately 500,000 shares. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. No shares were issued under the ESPP during 2004.

Stock options issued to non-employees

During 2004, we granted options to consultants to purchase 24,000 shares of common stock, with a weighted average exercise price of $9.38. The fair value of options granted to consultants was estimated using the Black-Scholes model and was $132,000, of which $108,000 was expensed in 2004. We made no options grants to consultants in 2003.

Note 8. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Years Ended December 31,
	2004	2003	2002
US operations	$23,281	$18,469	$(1,936)
Foreign operations	6,691	1,161	276

Total pretax income	$29,972	$19,630	$(1,660)

Earnings from foreign operations, after full provisions for foreign income taxes, are indefinitely reinvested in foreign operations. Unremitted earnings as of December 31, 2004 were $6.0 million. If these earnings were remitted to the United States, they would be subject to taxation by the federal government of the United States and/or other jurisdictions. The provision for these taxes would raise the effective tax rate for Leadis at the time the decision to remit the earnings is made; the dollar amount repatriated would be reduced by the tax obligation.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$11,323	$6,901	$—
State	490	349	—
Foreign	1,699	708	—

Total current	13,512	7,958	—

Deferred:
Federal	(1,116)	(1,018)	—
State	(27)	(20)	—
Foreign	10	(50)	—

Total deferred	(1,133)	(1,088)	—
Total provision	$12,379	$6,870	$—

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Net operating loss carryforwards	$—	$61
Tax credits	—	16
Warranty reserve	843	389
Inventory valuation differences	937	164
Allowance for doubtful accounts	184	163
Accruals, reserves, and other	272	295

Gross deferred tax assets	2,236	1,088
Valuation allowance	—	—

Net deferred tax assets	$2,236	$1,088

We regularly assess the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. Based on that assessment, we recorded a valuation allowance in 2002. Because of our improved operating results for the year ended December 31, 2003, we reversed the prior valuation allowance and did not record a valuation allowance as of December 31, 2003 or December 31, 2004.

The calculation of our tax liabilities involves the inherent uncertainty in the application of complex tax laws. We are currently under examination by various taxing authorities. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Tax at federal statutory rate	$10,490	$6,870	$(565)
State income taxes, net of federal tax benefits	338	299	(97)
Amortization of stock compensation	1,572	262	—
Foreign earnings taxed at different rates	(179)	252	(94)
Change in valuation allowance	—	(755)	693
Tax credits	(18)	(34)	—
Permanent items and other	176	(24)	63

Total provision	$12,379	$6,870	$—

Note 9. Operating Segment and Geographic Information

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of December 31, 2004 and 2003, 11.8% and 17.9%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each year-end were maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2004	2003	2002
China	54.4%	75.8%	67.5%
Korea	41.7	23.9	28.8
Taiwan	3.8	0.3	3.7
Other	0.1	—	—

Total revenue	100.0%	100.0%	100.0%

Note 10. Subsequent Events

Legal Proceedings

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED products was already slowing and that the company failed to disclose that it was engaging in overshipments of its OLED product. We anticipate that similar additional actions may be filed in the future. The lawsuit is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$34,763	$41,325	$40,898	$33,264
Cost of revenue	$21,790	$26,061	$26,205	$23,669
Research and development	$3,297	$2,655	$3,499	$3,783
Selling, general and administrative	$1,353	$1,369	$1,726	$1,605
Stock-based compensation	$1,008	$1,110	$1,099	$1,005
Total costs and expenses	$27,448	$31,195	$32,529	$30,062
Operating income	$7,315	$10,130	$8,369	$3,202
Net income	$4,669	$6,212	$4,960	$1,752

Basic net income per share	$0.23	$0.28	$0.18	$0.06
Diluted net income per share	$0.19	$0.24	$0.16	$0.06
Weighted-average number of shares used in basic net income per share calculation	20,755	21,858	27,187	27,501
Weighted-average number of shares used in diluted net income per share calculation	24,197	25,751	30,615	30,849

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$8,241	$13,780	$22,257	$40,178
Cost of revenue	$5,875	$10,405	$13,319	$24,706
Research and development	$721	$853	$1,784	$3,130
Selling, general and administrative	$639	$728	$954	$1,055
Stock-based compensation	$6	$157	$203	$350
Total costs and expenses	$7,241	$12,143	$16,260	$29,241
Operating income	$1,000	$1,637	$5,997	$10,937

Net income	$661	$1,088	$3,971	$7,040
Basic net income per share	$0.03	$0.05	$0.19	$0.34
Diluted net income per share	$0.03	$0.05	$0.17	$0.30
Weighted-average number of shares used in basic net income per share calculation	20,113	20,498	20,592	20,647
Weighted-average number of shares used in diluted net income per share calculation	22,505	23,298	23,717	23,826

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Leadis Technology, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. Information required by this Item relating to our directors is incorporated by reference from the definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the captions “Proposal 1, Election Of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.” We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at leadis.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement, including under the captions “Compensation of Executive Officers,” “Employment, Severance and Change of Control Agreements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Proposal 2, Ratification of Selection of Independent Registered Public Accounting Firm” under the subcaptions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Exhibits:

Exhibit No.	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4†	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6†	Employment Agreement with Steve Ahn, dated August 15, 2002. (1)

10.7†	Employment Agreement with Ken Lee, dated August 15, 2002. (1)

10.8†	Employment Agreement with Victor Lee, dated December 3, 2002. (1)

10.9†	Employment Agreement with Daniel Hauck, dated January 5, 2004. (1)

10.10	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.11	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.12	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (5)

10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated June 21, 2003. (4)

10.14	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated February 24, 2004. (4)

Exhibit No.	Description of Document

10.15	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (5)

10.16	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited – Mobile Display Systems, dated December 15, 2004. (5)

21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (5)

24.1	Power of Attorney (see signature page).

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (5) (6)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (5) (6)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on April 30, 2004.

(5)	Filed herewith.

(6)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) See the Exhibits listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of March 2005.

LEADIS TECHNOLOGY, INC.

By:	/S/ VICTOR LEE
Victor Lee
Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sung Tae Ahn and Victor Lee, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SUNG TAE AHN Sung Tae Ahn	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005

/S/ VICTOR LEE Victor Lee	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 25, 2005

/S/ KEUNMYUNG LEE Keunmyung Lee	Executive Vice President, Chief Technology Officer and Director	March 25, 2005

/S/ KENNETH GOLDMAN Kenneth Goldman	Director	March 25, 2005

/S/ JAMES PLUMMER James Plummer	Director	March 25, 2005

/S/ ARATI PRABHAKAR Arati Prabhakar	Director	March 25, 2005

/S/ LIP-BU TAN Lip-Bu Tan	Director	March 25, 2005

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6	Employment Agreement with Steve Ahn, dated August 15, 2002. (1)

10.7	Employment Agreement with Ken Lee, dated August 15, 2002. (1)

10.8	Employment Agreement with Victor Lee, dated December 3, 2002. (1)

10.9	Employment Agreement with Daniel Hauck, dated January 5, 2004. (1)

10.10	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.11	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.12	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (5)

10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated June 21, 2003. (4)

10.14	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated February 24, 2004. (4)

10.15	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (5)

10.16	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited – Mobile Display Systems, dated December 15, 2004. (5)

21.1	Subsidiaries of the Registrant. (5)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (5)

24.1	Power of Attorney (see signature page).

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (5) (6)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (5) (6)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on April 30, 2004.

(5)	Filed herewith.

(6)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.