Form 10-Q
period 2005-03-31
LEADIS TECHNOLOGY INC
filed 2005-05-11
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50770

Leadis Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

800 W. California Avenue, Suite 200

Sunnyvale, California, 94086

(Address of principal executive office and zip code)

(408) 331-8600

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

As of April 30, 2005, 28,195,839 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

ITEM 1. Financial Statements (unaudited)

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$75,673	$45,012
Short-term investments	38,066	63,961
Accounts receivable, net	11,698	30,423
Inventory	5,688	6,080
Prepaid expenses and other current assets	6,169	6,342

Total current assets	137,294	151,818
Property and equipment, net	2,362	2,103
Other assets	1,853	894

Total assets	$141,509	$154,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,611	$20,510
Accrued liabilities	3,426	3,977
Taxes payable	2,399	2,873
Deferred revenue	—	107

Total current liabilities	15,436	27,467
Other noncurrent liabilities	397	242

Total liabilities	15,833	27,709

Stockholders’ equity:
Common stock and additional paid-in capital	102,619	102,254
Deferred stock-based compensation	(2,602)	(3,336)
Retained earnings	25,659	28,188

Total stockholders’ equity	125,676	127,106

Total liabilities and stockholders’ equity	$141,509	$154,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue	$11,604	$34,763

Costs and expenses:
Cost of revenue (1)	8,449	21,790
Research and development (1)	3,741	3,690
Selling, general and administrative (1)	2,589	1,968

Total costs and expenses	14,779	27,448

Operating income (loss)	(3,175)	7,315
Interest and other income, net	292	436

Net income (loss) before income taxes	(2,883)	7,751
Provision (benefit) for income taxes	(354)	3,082

Net income (loss)	(2,529)	4,669

Net income (loss) per share:
Basic	$(.09)	$.23

Diluted	$(.09)	$.19

Weighted-average number of shares used in computing:
Basic net income (loss) per share	27,867	20,755
Diluted net income (loss) per share	27,867	24,197
(1) Amounts include amortization of deferred stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cost of revenue	$36	$44
Research and development	275	393
Selling, general and administrative	420	615

Total	$731	$1,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,529)	$4,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124	80
Allowance for doubtful accounts	(24)	90
Provision for excess and obsolete inventory	—	556
Deferred tax assets	(358)	3
Employee stock-based compensation	731	1,052
Non-employee stock-based compensation	—	3
Changes in current assets and liabilities:
Accounts receivable	18,874	3,096
Inventory	416	(5,570)
Prepaid taxes	(164)	(566)
Prepaid expenses and other assets	(250)	—
Accounts payable	(10,913)	1,068
Accruals and other liabilities	(427)	1,329
Taxes payable	(473)	(724)
Deferred revenue	(108)	(418)

Net cash provided by operating activities	4,899	4,668

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	48,595	—
Purchases of available-for-sale securities	(22,700)	—
Restricted cash	—	1,500
Purchase of property and equipment	(358)	(128)

Net cash provided by investing activities	25,537	1,372

Cash flows from financing activities:
Proceeds from issuance of common stock	305	92
Receipt of stockholder note receivable	—	119

Net cash provided by financing activities	305	211

Effect of exchange rate changes on cash and cash equivalents	(80)	(290)

Net increase in cash and cash equivalents	30,661	5,961
Cash and cash equivalents at beginning of period	45,012	22,956

Cash and cash equivalents at end of period	$75,673	$28,917

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$(3)	$4,181

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

Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 25, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The balance sheet as of December 31, 2004 is derived from the audited financial statements as of and for the year then ended.

Certain prior year amounts in the condensed consolidated statements of operations have been reclassified where necessary to conform to the three-month period ended March 31, 2005.

Foreign currency translation

Foreign subsidiaries use their local currency as their functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our condensed consolidated statements of operations.

Foreign exchange contracts

We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. We hold these contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our condensed consolidated statements of operations.

Cash, cash equivalents and short-term investments

We held $113.7 million of cash, cash equivalents and short-term investments at March 31, 2005. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available-for-sale.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts or with professional investment managers. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any material losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. We do not hold or issue financial instruments for trading purposes.

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

Significant customer information is as follows:

	% of Revenue for the Three Months ended		% of Accounts Receivable at
	March 31,		Mar. 31, 2005	Dec. 31, 2004
	2005	2004
Hosiden Corporation	26.7%	*	21.9%	*
Samsung SDI	22.6%	48.7%	8.0%	10.2%
Toppoly Optoelectronics Corp.	14.2%	*	11.3%	*
Philips Mobile Display Systems	12.3%	47.4%	31.2%	72.7%

*	- less than 10%.

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

Inventory

We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand, obsolescence of technology and product life cycles, the cyclicality of the market, and market and economic conditions. These factors require estimates that may include uncertain elements. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

Warranty accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. We regularly monitor product returns and maintain a reserve for warranty expenses based upon our historical experience and any specifically identified failures. The estimation process for new products is based on historical experience of similar products as well as various other assumptions that we believe are reasonable under the circumstances. While we engage in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from our estimates and revisions to the estimated warranty liability would be required. This additional warranty would be recorded in the determination of net income in the period in which the additional cost was identified.

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We amortize deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. We will adopt SFAS No. 123(R) beginning in 2006. The adoption of SFAS No. 123(R)’s fair value method is expected to have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(2,529)	$4,669
Add: Employee stock-based compensation expense included in reported net income, net of tax	611	686
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(1,093)	(705)

Pro forma net income (loss)	$(3,011)	$4,650

Basic net income (loss) per share, as reported	$(.09)	$0.23

Diluted net income (loss) per share, as reported	$(.09)	$0.19

Pro forma basic net income (loss) per share	$(.11)	$0.23

Pro forma diluted net income (loss) per share	$(.11)	$0.19

Net income (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares and participating redeemable convertible preferred shares (only if the effect is dilutive) outstanding during the period. Basic net income per share excludes the dilutive effect of stock options, warrants and unvested common shares. Diluted net income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, we adjust share count by assuming that all in-the-money options and warrants are exercised and that we repurchase shares with the proceeds of these hypothetical exercises. We further assume that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss)	$(2,529)	$4,669

Denominator:
Weighted-average common shares outstanding	28,106	9,073
Weighted-average participating redeemable preferred shares outstanding	—	12,310
Less: Unvested common shares subject to repurchase	(239)	(628)

Total shares, basic	27,867	20,755

Effect of dilutive securities:
Stock options and warrants	2,658	2,814
Unvested shares subject to repurchase	239	628
Anti-dilutive shares adjustment	(2,897)	—

Total shares, diluted	27,867	24,197

Net income (loss) per share, basic	$(.09)	$0.23

Net income (loss) per share, diluted	$(.09)	$0.19

We excluded all outstanding stock options from the computation of diluted net income per share for the three months ending March 31, 2005 as they had an antidilutive effect.

Comprehensive income (loss), net of tax

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(2,529)	$4,669
Foreign currency translation adjustment	126	49
Unrealized gain/(loss) on available-for-sale securities	(63)	—

Comprehensive income (loss)	$(2,466)	$4,718

Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. The adoption of SFAS No. 123(R)’s fair value method is expected to have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We are currently evaluating SFAS No. 151 and do not expect the adoption will have a material impact on our results of operations or financial position.

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

NOTE 2—INVENTORY:

Inventory consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$1,196	$1,954
Work-in-progress	4,492	4,126

	$5,688	$6,080

NOTE 3—INCOME TAXES:

In prior quarters, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and our current business outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the quarter ended March 31, 2005 was based on the actual effective tax rate for the period. We recorded a benefit for income taxes of $0.4 million for the three months ended March 31, 2005 and a provision for income taxes of $3.1 million for the three months ended March 31, 2004, resulting in an effective tax rate (benefit) of (12.3%) and 39.8% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $0.7 million for the three months ended March 31, 2005 and $1.1 million for the three months ended March 31, 2004. These nondeductible expenses reduced our effective tax benefit approximately 4.1% for the three months ended March 31, 2005 and increased our effective tax rate approximately 4.8% for the three months ended March 31, 2004.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of March 31, 2005 and December 31, 2004, 12.4% and 11.8%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each period were maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the billing location of the customer:

	Three Months Ended March 31,
	2005	2004
China	50.2%	47.4%
Korea	31.1	50.0
Taiwan	18.7	2.6
Other	—	—

Total revenue	100.0%	100.0%

NOTE 5—INDEMNIFICATION AND PRODUCT WARRANTY:

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

Changes in our liability for product warranty during the first quarter of 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$2,358	$1,112
Accruals for warranty during the period	56	778
Settlements made during the period	(781)	—

Balance, end of period	$1,633	$1,890

NOTE 6—LEGAL PROCEEDINGS

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED products was already slowing and that the company failed to disclose that it was engaging in overshipments of its OLED product. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including particularly the sections entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which include, without limitation, statements about the market for our products, our strategy, competition, and expected financial performance. Any statements about our business, financial results, financial condition and operations contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described under the heading “Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or events occur in the future.

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

Total revenue decreased 66.6% to $11.6 million in the quarter ending March 31, 2005 as compared to $34.8 million in the quarter ending March 31, 2004. Unit shipments decreased 44.8% in the quarter ending March 31, 2005 to a total of 6.3 million units as compared to 11.3 million units in the quarter ending March 31, 2004. Total costs and expenses likewise decreased 46.2% to $14.8 million in the quarter ending March 31, 2005 as compared to $27.4 million in the quarter ending March 31, 2004, primarily due to the reduction in revenue and corresponding reduction in cost of revenue. We incurred a net loss of $2.5 million in the quarter ending March 31, 2005 as compared to net income of $4.7 million in the same quarter in 2004.

Total revenue decreased 65.1% as compared to the immediately prior quarter ended December 31, 2004, with unit shipments declining 60.2% from 15.6 million to 6.3 million units. Total costs and expenses decreased 50.8% from the December 2004 quarter to the March 2005 quarter, with cost of revenue declining $15.2 million on the lower sales and other costs and expenses remaining approximately flat. We generated net income of $1.8 million in the December 2004 quarter.

Unit growth in newer products, namely 65K color super twisted nematic liquid crystal display, or CSTN, and thin film transistor, or TFT, was not large enough to offset significant unit declines in older 4K CSTN and organic light-emitting diode, or OLED, devices. We expect this market transition to newer products to continue throughout 2005. We currently expect revenue to increase modestly in the second quarter of 2005 as compared to the first quarter. We also expect revenue from the newer 65K CSTN and TFT devices to increase as the year progresses.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	72.8	62.7
Research and development	32.2	10.6
Selling, general and administrative	22.3	5.7

Total costs and expenses	127.3	79.0

Operating income (loss)	(27.3)	21.0
Interest and other income, net	2.5	1.3

Income (loss) before taxes	(24.8)	22.3
Provision for income taxes	(3.0)	8.9

Net income (loss)	(21.8)%	13.4%

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Revenue

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Revenue	$11,604	(66.6)%	$34,763

Revenue was $11.6 million in the three months ended March 31, 2005 and $34.8 million in the three months ended March 31, 2004, a decrease of 66.6%. Unit shipments significantly decreased in the first quarter of 2005, to 6.3 million units as compared to 11.3 million units in the first quarter of 2004. Revenue was $33.3 million with shipments of 15.6 million units in the three months ended December 31, 2004.

We believe the declines in revenue as compared to the quarters ended March 31, 2004 and December 31, 2004, are primarily the result of transitioning to newer generations of display driver products for use in mobile handset devices. Our sales to date have been derived primarily from CSTN devices and OLED devices. We experienced significant declines in sales of 4K CSTN devices in the first quarter of 2005 as the market is currently transitioning from 4K CSTN devices to 65K CSTN devices, a higher-color depth version of CSTN. The market is also rapidly adopting thin film transistor, or TFT, devices. Sales of OLED devices declined dramatically in the fourth quarter of 2004 and further decreased in the first quarter of 2005. While we experienced growth in sales of both 65K CSTN and TFT devices in the first quarter of 2005, these increases were not enough to compensate for the declines in OLED and 4K CSTN device sales. In addition, we believe sales in the first quarter of 2005 were negatively impacted by the normal seasonal trends in the consumer electronics markets, with sales generally lower in the first half of the year and increasing in the second half of the year.

We continued to experience price pressure from customers in the first quarter of 2005. Average selling prices declined 12.2% in the three months ended March 31, 2005 as compared to the three months ended December 31, 2004. We believe market share competition among top-tier mobile handset makers resulted in significant price pressure in the mobile handset market. This creates price pressure on handset component suppliers, including the display driver suppliers.

Significant customer information is as follows:

	% of Revenue for the Three Months ended		% of Accounts Receivable at
	March 31,		Mar. 31,	Dec. 31,
	2005	2004	2005	2004
Hosiden Corporation	26.7%	*	21.9%	*
Samsung SDI	22.6%	48.7%	8.0%	10.2%
Toppoly Optoelectronics Corp.	14.2%	*	11.3%	*
Philips Mobile Display Systems	12.3%	47.4%	31.2%	72.7%

*	- less than 10%.

Revenue from Samsung SDI and Philips Mobile Display Systems, or Philips MDS, declined significantly in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, reflecting the product and technology transitions discussed above. In addition, we are adding new customers in other geographic regions. Although Philips MDS and Samsung SDI represented a smaller percentage of our revenue in the first quarter of 2005 than in prior periods, we expect these two customers to remain significant to our business in the future.

Cost of Revenue

	Three Months Ended March 31, 2005	% of Revenue	Three Months Ended March 31, 2004	% of Revenue
	(in thousands)
Cost of revenue	$8,449	72.8%	$21,790	62.7%

Cost of revenue was $8.4 million in the three months ended March 31, 2005 and $21.8 million in the three months ended March 31, 2004, a decrease of 61.2% due primarily to sales declines. As a percent of revenue, cost of revenue increased to 72.8% in the three months ended March 31, 2005 as compared to 62.7% in the three months ended March 31, 2004. The increase as a percentage of revenue was due to lower average selling prices on our products than in the prior period due to competitive pricing pressures by handset makers that drove down handset component costs, including display drivers. The lower average selling prices were partially mitigated by reductions in wafer and assembly costs. Wafer costs may vary substantially based on capacity at wafer foundries and wafer volumes purchased. Cost of revenue increases were also impacted by our higher fixed costs being spread over a lower revenue base in the first quarter of 2005 as compared to the first quarter of 2004.

Research and Development

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Research and development	$3,741	1.4%	$3,690
% of revenue	32.2%		10.6%

Research and development expenses were $3.7 million, or 32.2% of revenue, in the three months ended March 31, 2005, and $3.7 million, or 10.6% of revenue, in the three months ended March 31, 2004. These amounts include stock-based compensation expenses of $0.3 million and $0.4 million for the periods presented. Labor-related costs increased $0.3 million due to headcount increases to support additional product development activities. These cost increases were offset by lower costs associated with qualifying new products and processes in the first quarter of 2005 as compared to the first quarter of 2004, based on the timing of wafer qualification activities for new products under development. Wafer qualification costs are likely to fluctuate in future periods and are currently expected to increase in the second quarter of 2005 as compared to the first quarter of 2005. In addition, we currently plan to increase our engineering personnel to support a greater number of new products under development. We believe these headcount increases, as well as the planned increases in product qualification activities, are necessary to support our business plan and capture growth opportunities.

Selling, General and Administrative

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Selling, general and administrative	$2,589	31.6%	$1,968
% of revenue	22.3%		5.7%

Selling, general and administrative expenses were $2.6 million, or 22.3% of revenue, in the three months ended March 31, 2005, and $2.0 million, or 5.7% of revenue, in the three months ended March 31, 2004. These amounts include stock-based compensation expenses of $0.4 million and $0.6 million for the periods presented. Approximately $0.5 million of the remaining increase was due to additional headcount and facilities costs to support the long-term growth of the company. Legal, accounting and insurance expenses increased by approximately $0.3 million, reflecting higher costs incurred as a public reporting company. We expect selling, general and administrative expenses to increase in future periods as a result of continued headcount increases, primarily in sales and marketing, expansion of facilities, and increases in administrative activities required of a public reporting company.

Interest and Other Income, Net

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Interest and other income, net	$292	(33.0)%	$436

Interest and other income, net was $0.3 million in the three months ended March 31, 2005 and $0.4 million in the three months ended March 31, 2004. In 2005, we earned interest income of $0.5 million on higher cash and investment balances from the proceeds of our initial public offering. In the first quarter of 2004, we recognized $0.4 million of foreign currency transaction gains on U.S.-dollar denominated liabilities in our Korean subsidiary, as the Korean won increased in value relative to the U.S. dollar. In the first quarter of 2005, we incurred $0.2 million of foreign currency transaction losses on U.S.-dollar denominated assets in our Korea subsidiary. We commenced hedging activities in the second quarter of 2004, and since that time have hedged approximately 70% of our foreign currency exposure. We expect to hedge a greater share of this exposure in future periods.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Provision (benefit) for income taxes	$(354)	N/M	$3,082
Effective tax rate	(12.3)%		39.8%
% of revenue	(3.0)%		8.9%

In prior quarters, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and our current business outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the quarter ended March 31, 2005 was based on the actual effective tax rate for the period. We recorded a benefit for income taxes of $0.4 million for the three months ended March 31, 2005 and a provision for income taxes of $3.1 million for the three months ended March 31, 2004, resulting in effective tax rates of 12.3% and 39.8% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $0.7 million for the three months ended March 31, 2005 and $1.1 million for the three months ended March 31, 2004. These charges reduced our effective tax rate approximately 4.1% for the three months ended March 31, 2005 and increased our effective tax rate approximately 4.8% for the three months ended March 31, 2004. We currently estimate our tax rate for the full year 2005, excluding nondeductible stock-based compensation, will be 30.0%.

Employee Stock-Based Compensation

	Three Months Ended March 31, 2005	Change	Three Months Ended March 31, 2004
	(in thousands)
Stock-based compensation included in expenses	$731	(30.5)%	$1,052
% of revenue	6.3%		3.0%

Employee stock-based compensation included in cost of revenue, research and development and selling, general and administrative expenses was $0.7 million, or 6.3% of revenue, in the three months ended March 31, 2005, and $1.1 million, or 3.0% of revenue, in the three months ended March 31, 2004. Options granted during 2003 and the first half of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options. We are amortizing deferred stock-based compensation over the vesting period of the related options. Stock options are now granted at the fair value of our stock on the option grant date, determined by the closing price of our common stock on The NASDAQ National Market. Employee stock-based compensation expenses are expected to be $1.4 million during the remainder of 2005, and $0.9 million, $0.3 million and $3,000 in 2006, 2007 and 2008, respectively, prior to considering the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which will be effective beginning in 2006.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$4,899	$4,668
Net cash provided by investing activities	$25,537	$1,372
Net cash provided by financing activities	$305	$211

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Cash, cash equivalents and short-term investments at March 31, 2005 were $113.7 million.

Net cash provided by operating activities remained relatively flat at $4.9 million for the three months ended March 31, 2005, compared to $4.7 million for the three months ended March 31, 2004. Net income (loss) was $(2.5) million for the three months ending March 31, 2005 and $4.7 million for the three months ending March 31, 2004. The net loss for the first quarter of 2005 was offset mainly by a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued liabilities and taxes payable.

Accounts receivable decreased $18.9 million in the three months ended March 31, 2005 and decreased $3.1 million in the three months ended March 31, 2004. The decreases in 2005 and 2004 correspond to decreased revenue as compared to the immediately prior quarters. Our days sales outstanding were 91 days at March 31, 2005 and 66 days at March 31, 2004. Days sales outstanding were negatively impacted in the quarter ended March 31, 2005 by the timing of sales, with a larger portion of sales shipped in the latter half of the quarter. Additionally, a portion of our customer payments due in March were not paid until April 2005. We expect days sales outstanding to typically range from 60 to 90 days.

Accounts payable, accrued liabilities and taxes payable decreased $11.8 million in the three months ended March 31, 2005 and increased $1.7 million in the three months ended March 31, 2004. The decrease in 2005 reflects timing of payments for inventory due to the decrease in sales and a slight reduction in total inventory. The increase in 2004 was due to increased inventory purchasing activity.

Inventory decreased by $0.4 million in the three months ended March 31, 2005 and increased by $5.6 million in the three months ended March 31, 2004. The decrease in 2005 corresponds to the lower sales in the quarter and relatively flat sales expected in the following quarter, while the increase in 2004 was primarily in anticipation of increasing sales volume in the following quarter. Our annualized inventory turns were 5.9 for the three months ended March 31, 2005 as compared to 8.0 for the three months ended March 31, 2004. The decline in inventory turns reflects the lower sales volume. In order to effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

Net cash provided by investing activities was $25.5 million for the three months ended March 31, 2005. Net sales or maturities of available-for-sale securities were $25.9 million in 2005 as a larger portion of our investments were made in securities classified as cash equivalents. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. In the first quarter of 2005, we used $0.4 million of cash for the purchase of property and equipment, including furniture and leasehold improvements for our facility in the United States. Other investing activities in 2004 included the release of $1.5 million of cash no longer restricted in connection with a letter of credit that expired in 2004.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2005 and $0.2 million for the three months ended March 31, 2004. In the first quarter of 2005, the net cash provided by financing activities was entirely due to proceeds from issuance of our common stock under our stock option and stock purchase plans. In 2004, financing cash flows included proceeds of $0.1 million from issuance of common stock and repayment of a stockholder note for $0.1 million.

In order to secure manufacturing capacity at our foundry suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term.

In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. Any such arrangements could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

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

We believe that our cash balance and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer prepayments, inventory increases or fixed asset additions discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology, may result in the need for additional cash to fund these new requirements as well as our ongoing business activities. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

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

We depend on a small number of customers for nearly all of our revenue and the loss of, or a significant reduction in orders from, one of them would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. During 2004 our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 52.3% and 36.7% of our revenue, respectively. As a result, the loss of sales to either Philips MDS or Samsung SDI would have a significant negative impact on our business. For example, we experienced declines of sales to Samsung SDI in the fourth quarter of 2004 and to Philips MDS in the first quarter of 2005. These declines had a significant negative impact on our business and our results of operations. Although Philips MDS and Samsung SDI represented a smaller percentage of our revenue in the first quarter of 2005 than in prior periods, we expect these two customers to remain significant to our business in the future. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. As a result, even though we seek to broaden our customer base, we expect that a significant portion of our future revenue will remain dependent upon a relatively small number of customers. As further discussed in a risk factor below, because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

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

Nearly all of our revenue is generated from sales of display drivers for mobile handsets. The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving mobile handset specifications and significant price competition. If we, our customers or mobile handset manufacturers that use our products are unable to manage product transitions, our business and results of operations could be negatively affected.

We expect our business to be subject to seasonality and varying order patterns in the mobile handset market. In the mobile handset market, demand is typically stronger in the second half of the year than the first half of the year. However, in the past mobile handset manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter and with limited advance notice, and we expect such increases and decreases to occur in the future.

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

We may experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which may result in declining average selling prices of the components comprising mobile handsets. For example, we experienced significant declines in the average selling prices of our products in the fourth quarter of 2004 due to very competitive pricing by mobile handset manufacturers who in turn sought reductions in handset component prices, including display modules and display drivers. These factors continued to create downward pressure on our average selling prices in the first quarter of 2005 and we expect such factors to persist through the second quarter. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or reducing our production costs, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive a substantial portion of our revenue from a limited number of display driver models used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We currently have a total of eight products in volume production. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Decline in market demand for one or more of our products could result in a significant decline in revenue and reduced operating results. For example, demand for our OLED drivers has declined recently relative to display drivers based on other technology, including thin film transistor liquid crystal display, or TFT LCDs. This decline in the demand for OLED drivers negatively impacted our business in the fourth quarter of 2004 and the first quarter of 2005. Similarly, demand for our CSTN drivers with 4K color resolution has declined as handset manufacturers have begun transitioning to displays with 65K color resolution. We only recently began volume shipments of TFT products and 65K CSTN products. Market acceptance of these new TFT products and next generation CSTN products, is critical to our future success.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. Our revenue declined significantly in the first quarter of 2005 as compared to the fourth quarter of 2004, resulting in our first loss in the last ten quarterly periods, and we expect to incur a loss in the second quarter of 2005. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

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

We cannot assure you that products we recently developed, such as our 65K CSTN drivers or our new TFT drivers, or products we may develop in the future, will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position will be adversely affected.

If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.

Our products are incorporated in display modules, which must comply with mobile handset manufacturers’ continually evolving specifications. Our ability to compete in the future will depend on our ability to comply with these specifications. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our drivers over those of our competitors early in the customer’s design process, which is known as a design win. Similarly, the display modules manufactured by our direct customers must remain in compliance with the specifications of the mobile handset manufacturers that incorporate their display modules. Loss of design wins by us or by our customers could harm our business because display module manufacturers and mobile handset manufacturers typically do not change display drivers once a display module is designed into a particular mobile handset. In addition, loss of a design win may make it more difficult to obtain future design wins, which could harm our competitive position.

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

Our products must interoperate with, and our sales are dependent upon the reliability of, display module components supplied to our customers by other suppliers.

Our small panel display drivers comprise only part of a complex display subassembly manufactured by our display module customers. As a result, our drivers must operate according to specifications with the other components in the subassembly. For example, in the subassembly our drivers are attached to the display glass and must interoperate with the glass efficiently. If other components of the subassembly system fail to operate efficiently with our drivers, we may be required to incur additional development time and costs optimizing the interoperability of our drivers with the other components. Additionally, if other components of the subassembly contain errors or defects that cannot be corrected in a timely fashion, the display module customer may delay or cancel production of modules, adversely impacting our sales.

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

We do not expect to sustain our recent annual revenue growth rate, so you should not rely on the results of recent periods as an indication of future revenue growth.

We have recently experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We do not expect similar revenue growth rates in future periods. For example, in the first quarter of 2005, our revenue declined 65% from the fourth quarter of 2004. As a result, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

We have incurred operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income for the years ended December 31, 2003 and December 31, 2004, we incurred a loss of $2.5 million in the first quarter of 2005 and we anticipate incurring a loss in the second quarter. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products that achieve market acceptance, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not achieve or sustain profitability on a quarterly or annual basis.

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

The markets for semiconductors generally, and small flat panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete include NEC, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., and Solomon Systech Limited. Additionally, many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Philips Electronics, N.V., Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

Many of our competitors and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain wafer fabrication capacity when we are unable to do so. Any of these factors could cause us to be at a competitive disadvantage to our existing and potential new competitors.

We face competition from businesses related to our customers, which could harm our business.

Our direct customers are display module manufacturers serving the mobile handset market. Two of our primary customers, Philips MDS and Samsung SDI, are divisions or entities within corporate organizations that have other divisions that design, manufacture and sell display drivers that compete with our products. To the extent either of our primary customers chooses to replace our products with internally developed products, our business will be negatively impacted.

We rely on third-party contractors to manufacture, assemble and test our products and our failure to secure sufficient capacity or a significant increase in wafer pricing could limit our growth and adversely affect our operating results.

We rely on third-party contractors to manufacture, assemble and test our drivers. We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test contractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required or we may be required to make substantial purchase commitments or prepay for future wafer demand in order to guarantee capacity. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us.

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

Our business is impacted by the cyclical nature of the semiconductor industry. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies and their customers and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales, reduce our profitability or result in losses for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. In the event of capacity constraints, we may be required in future periods to make purchase commitments or prepay for future wafer demand in order to guarantee capacity. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

We rely on the services of our key personnel, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Steve Ahn, our Chief Executive Officer, Ken Lee, our Chief Operating Officer, Victor Lee, our Chief Financial Officer, Chol Chong, our Vice President of Operations, and Daniel Hauck, our Vice President of Worldwide Sales. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. We are also dependent upon retaining engineering personnel responsible for designing and developing our products, as well as hiring additional qualified technical personnel. Because there is a limited number of qualified individuals with significant experience in the design, development, and manufacture of small panel display drivers, we may face challenges hiring and retaining these types of employees. If we are not able to retain our current key personnel or hire and retain additional key personnel, we may not meet our corporate growth objectives and our business could be harmed.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2005, we had eight U.S. patent applications pending, two foreign patent applications pending and one Korea patent granted. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

Since inception, nearly all of our revenue has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in Taiwan and Hong Kong. Our manufacturing partners are located in Malaysia, Singapore and Taiwan. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	potentially longer and more difficult collection periods;

•	changes in the value of the U.S. dollar relative to foreign currencies;

•	political and economic instability; and

•	difficulty in hiring qualified management, technical sales and applications engineers.

In 2004, approximately 58.3% of our sales to international customers were denominated in U.S. dollars, and the remaining 41.7% of our sales were denominated in Korean won. Nearly all of our purchases of components and services from international suppliers were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. Similarly, decreases in the value of the U.S. dollar relative to foreign currencies could result in increases to our operating expenses, including foundry and assembly and test expenses.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

In recent periods, we have significantly increased the scope of our operations and expanded our workforce, and we expect this growth to continue in 2005. This growth has placed, and the anticipated future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We have implemented, and anticipate that we will need to implement, a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We plan to fund the cost of future systems from current cash balances and funds generated from operations.

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

The market price for our common stock is highly volatile. This could result in substantial losses for investors. Shares of common stock sold in our initial public offering were priced at $14.00 per share, and our closing price has ranged from a high of $16.94 to a low of $5.60 since our initial public offering through April 30, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

Sales of substantial amounts of shares in the public market could harm the market price of our stock. As of April 30, 2005, we had 28,195,839 shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market as of April 30, 2005 under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 4,552,337 shares issuable upon exercise of options to purchase our common stock outstanding as of April 30, 2005, 2,146,706 shares were vested and eligible for sale on April 30, 2005.

A number of our current security holders have registration rights relating to our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than two occasions at any time beginning approximately six months from the date of our initial public offering, to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form.

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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 55% of our outstanding common stock as of March 15, 2005. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of control could be disadvantageous to other stockholders whose interests are different from those of our officers, directors and principal stockholders.

Being a public company will increase our administrative costs.

We completed our initial public offering in June 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, The NASDAQ National Market has proposed revisions to its requirements for companies that are listed on The NASDAQ National Market. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, in 2004 we added an additional independent director, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect to incur significant additional costs over the next four fiscal quarters for outside consultants and employees to document and test our internal control procedures as required by Section 404, and for the attestation by our independent registered public accounting firm. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $88.2 million as of March 31, 2005, have an average interest rate of approximately 2.3%, and are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Hong Kong, Korea, Malaysia, Singapore and Taiwan. Activities with our manufacturing partners located in Malaysia, Singapore and Taiwan are denominated in U.S. dollars. Approximately 68.9% of our current quarter sales invoices were denominated in the U.S. dollar, with the remaining 31.1% denominated in the Korean won. Therefore, our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. Our receivables are generally outstanding for 45 to 90 days. If the exchange rate of the Korean won to the U.S. dollar changes by 10% during any 45 to 90 day period, this could impact our quarterly revenue by approximately 3.2% to 4.0%. We record intercompany transactions related to sales of products from the U.S. parent company to our Korean subsidiary, and for activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 90 to 120 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We began entering into foreign exchange contracts in the second quarter of 2004 to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED products was already slowing and that the company failed to disclose that it was engaging in overshipments of its OLED product. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2005	LEADIS TECHNOLOGY, INC.

/s/ VICTOR K. LEE
Victor K. Lee
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.