Form 10-Q
period 2005-06-30
LEADIS TECHNOLOGY INC
filed 2005-08-05
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, 28,388,761 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78,114	$45,012
Short-term investments	32,951	63,961
Accounts receivable, net	10,552	30,423
Inventory	7,175	6,080
Prepaid expenses and other current assets	6,075	6,342

Total current assets	134,867	151,818
Property and equipment, net	2,601	2,103
Other assets	2,918	894

Total assets	$140,386	$154,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,191	$20,510
Accrued liabilities	3,035	3,977
Taxes payable	2,077	2,873
Other current liabilities	7	107

Total current liabilities	16,310	27,467
Other noncurrent liabilities	522	242

Total liabilities	16,832	27,709

Stockholders’ equity:
Common stock and additional paid-in capital	102,558	102,254
Deferred stock-based compensation	(2,037)	(3,336)
Retained earnings	23,033	28,188

Total stockholders’ equity	123,554	127,106

Total liabilities and stockholders’ equity	$140,386	$154,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$13,538	$41,325	$25,142	$76,088

Costs and expenses:
Cost of revenue (1)	9,723	26,061	18,172	47,851
Research and development (1)	3,930	3,083	7,671	6,773
Selling, general and administrative (1)	3,101	2,052	5,690	4,019

Total costs and expenses	16,754	31,196	31,533	58,643

Operating income (loss)	(3,216)	10,129	(6,391)	17,445
Interest and other income, net	724	64	1,016	500

Net income (loss) before income taxes	(2,492)	10,193	(5,375)	17,945
Provision (benefit) for income taxes	133	3,981	(221)	7,064

Net income (loss)	$(2,625)	$6,212	$(5,154)	$10,881

Net income (loss) per share:
Basic	$(.09)	$.28	$(.18)	$.51

Diluted	$(.09)	$.24	$(.18)	$.43

Weighted-average number of shares used in computing:
Basic net income (loss) per share	28,031	21,858	27,964	21,353
Diluted net income (loss) per share	28,031	25,751	27,964	25,066

(1) Amounts include amortization of deferred stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of revenue	$25	$70	$61	$116
Research and development	226	428	501	821
Selling, general and administrative	297	684	717	1,298

Total	$548	$1,182	$1,279	$2,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(5,154)	$10,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289	172
Allowance for doubtful accounts	(26)	58
Provision for excess and obsolete inventory	285	33
Deferred tax assets	(840)	—
Employee stock-based compensation	1,279	2,235
Non-employee stock-based compensation	—	3
Changes in current assets and liabilities:
Accounts receivable	20,056	917
Inventories	(1,351)	(3,371)
Prepaid taxes	(164)	—
Prepaid expenses and other assets	(743)	(4,937)
Accounts payable	(9,335)	(4,434)
Accruals and other liabilities	(716)	2,735
Taxes payable	(796)	(2,224)
Deferred revenue	(108)	(455)

Net cash provided by operating activities	2,676	1,613

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	56,164	—
Purchases of available-for-sale securities	(25,155)	—
Restricted cash	—	1,500
Purchase of property and equipment	(742)	(188)

Net cash provided by investing activities	30,267	1,312

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	76,558
Proceeds from issuance of common stock	321	99
Receipt of stockholder note receivable	—	119
Principal payments on capital lease obligations	(1)	—

Net cash provided by financing activities	320	76,776

Effect of exchange rate changes on cash and cash equivalents	(161)	(323)

Net increase in cash and cash equivalents	33,102	79,378
Cash and cash equivalents at beginning of period	45,012	22,956

Cash and cash equivalents at end of period	$78,114	$102,334

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$19	$4,301

Assets under capital lease	$23	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The balance sheet as of December 31, 2004 is derived from the audited financial statements as of and for the year then ended.

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the three and six month periods ended June 30, 2005.

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

Foreign exchange contracts

We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. We hold these contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary and inventory purchases made in yen from suppliers in Japan. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our condensed consolidated statements of operations. We do not hedge foreign currency translation exposure.

Cash, cash equivalents and short-term investments

We held $111.1 million of cash, cash equivalents and short-term investments at June 30, 2005. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available-for-sale.

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

Risks and uncertainties and concentrations of credit risk

Our products are currently manufactured, assembled and tested by third-party contractors in Asia. We currently do not have long-term agreements with any of these contractors, but we may enter into such contracts in the future to ensure capacity. A significant disruption in the operations of one or more of these contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts or with professional investment managers. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any material losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, corporate bonds and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. We do not hold or issue financial instruments for trading purposes.

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

Significant customer information is as follows:

	% of Revenue for the Three Months ended June 30,		% of Revenue for the Six Months ended June 30,		% of Accounts Receivable at
					June 30, 2005	Dec. 31, 2004
	2005	2004	2005	2004
Samsung SDI	46.8%	43.6%	36.7%	46.0%	31.2%	10.2%
Hosiden Corporation	21.1%	*	23.7%	*	22.8%	*
Philips Mobile Display Systems	14.6%	45.5%	13.5%	46.4%	17.9%	72.7%

*	- less than 10%.

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

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,625)	$6,212	$(5,154)	$10,881
Add: Employee stock-based compensation expense included in reported net income, net of tax	356	769	831	1,454
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(881)	(834)	(1,731)	(1,539)

Pro forma net income (loss)	$(3,150)	$6,147	$(6,054)	$10,796

Basic net income (loss) per share, as reported	$(.09)	$0.28	$(.18)	$0.51

Diluted net income (loss) per share, as reported	$(.09)	$0.24	$(.18)	$0.43

Pro forma basic net income (loss) per share	$(.11)	$0.28	$(.22)	$0.51

Pro forma diluted net income (loss) per share	$(.11)	$0.24	$(.22)	$0.43

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(2,625)	$6,212	$(5,154)	$10,881

Denominator:
Weighted-average common shares outstanding	28,239	22,390	28,172	21,885
Less: Unvested common shares subject to repurchase	(208)	(532)	(208)	(532)

Total shares, basic	28,031	21,858	27,964	21,353

Effect of dilutive securities:
Stock options and warrants	2,588	3,361	2,621	3,181
Unvested shares subject to repurchase	208	532	208	532
Anti-dilutive shares adjustment	(2,796)	—	(2,829)	—

Total shares, diluted	28,031	25,751	27,964	25,066

Net income (loss) per share, basic	$(.09)	$0.28	$(.18)	$0.51

Net income (loss) per share, diluted	$(.09)	$0.24	$(.18)	$0.43

We excluded all outstanding stock options from the computation of diluted net income per share for the three and six months ending June 30, 2005 as they had an antidilutive effect due to the losses for those periods. Seventy-eight thousand (78,000) stock options were excluded from the three and six months ended June 30, 2004 as they had an antidilutive effect.

Comprehensive income (loss), net of tax

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,625)	$6,212	$(5,154)	$10,881
Foreign currency translation adjustment	(64)	16	63	64
Unrealized gain/(loss) on available-for-sale securities	3	—	(60)	—

Comprehensive income (loss)	$(2,686)	$6,228	$(5,151)	$10,945

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position or cash flow.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a significant impact on our results of operations or financial condition.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. We do not expect the adoption of SFAS 153 to have a material effect on our results of operations or financial condition.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. In the event of a voluntary change in accounting principle, SFAS 154 requires the change to be accounted for retrospectively in prior periods’ financial statements, unless it is impracticable to do so. SFAS 154 supersedes APB Opinion No. 20, Accounting Change, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. In addition, in the event that an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, SFAS 154 requires that the change be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to voluntary changes in accounting principle and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a significant impact on our results of operations or financial condition.

NOTE 2—INVENTORY:

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Finished goods	$2,783	$1,954
Work-in-progress	4,392	4,126

	$7,175	$6,080

NOTE 3—INCOME TAXES:

In prior years, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the current outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the three and six months ended June 30, 2005 was based on the actual effective tax rate for the periods. We recorded a benefit for income taxes of $0.2 million for the six months ended June 30, 2005 and a provision for income taxes of $7.1 million for the six months ended June 30, 2004, resulting in an effective tax rate (benefit) of (4.1%) and 39.4% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $1.3 million for the six months ended June 30, 2005 and $2.2 million for the six months ended June 30, 2004. These nondeductible expenses reduced our effective tax benefit approximately 1.3% for the six months ended June 30, 2005 and increased our effective tax rate approximately 4.4% for the six months ended June 30, 2004.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of June 30, 2005 and December 31, 2004, 11.6% and 11.8%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the billing location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
China	48.7%	45.4%	49.4%	46.3%
Korea	43.5	45.9	37.8	47.8
Taiwan	7.8	8.5	12.8	5.8
Other	—	0.2	—	0.1

Total revenue	100.0%	100.0%	100.0%	100.0%

NOTE 5—INDEMNIFICATION AND PRODUCT WARRANTY:

In the normal course of our business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications, including indemnification for claims relating to intellectual property rights. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. No claims have been made to date, nor have we been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

We warrant our products against defects in materials and workmanship and non-conformance to our specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a greater charge against cost of revenue in future periods. We recorded an adjustment to reduce our warranty reserve in the period ending June 30, 2005 because actual warranty claims were less than previously estimated.

Changes in our liability for product warranty during the six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$2,358	$1,112
Accruals for warranty during the period	56	978
Adjustments	(585)	—
Settlements made during the period	(890)	(329)

Balance, end of period	$939	$1,761

NOTE 6—LEGAL PROCEEDINGS:

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing and that the company failed to disclose that it was engaging in overshipments of its OLED product. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

We expect our business to be subject to continued price pressure, seasonality, short product life cycles, customer concentration, and varying order patterns prevalent in the mobile handset market, where demand is typically stronger in the second half of the year than the first half of the year. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders, due to changes in demand and delays in production by our customers, within the same quarter and with limited advance notice during our limited operating history, and we expect such increases and decreases to occur in the future.

Total revenue was $13.5 million in the quarter ending June 30, 2005 as compared to $41.3 million in the quarter ending June 30, 2004. Unit shipments were 8.7 million in the quarter ending June 30, 2005 as compared to 14.1 million units in the quarter ending June 30, 2004. Total costs and expenses decreased 46.3% to $16.8 million in the quarter ending June 30, 2005 as compared to $31.2 million in the quarter ending June 30, 2004, primarily due to the reduction in revenue and corresponding reduction in cost of revenue. We incurred a net loss of $(2.6) million in the quarter ending June 30, 2005 as compared to net income of $6.2 million in the same quarter in 2004. Headcount increased to 120 at June 30, 2005 from 69 at June 30, 2004.

Total revenue increased 16.7% to $13.5 million as compared to the immediately prior quarter ended March 31, 2005, with unit shipments increasing 39.5% from 6.3 million to 8.7 million units. Total costs and expenses increased $2.0 million or 13.4 % from the March 2005 quarter to the June 2005 quarter, with cost of revenue increasing $1.3 million on the higher sales. We generated a net loss of $(2.5) million in the March 2005 quarter.

Strong unit growth from the March 2005 to June 2005 quarter was offset by lower average selling prices resulting from continued price pressure and a shift in our mix of products sold. We expect our short-term product mix and continued price pressure to further erode our average selling price in the third quarter of 2005 as compared to the second quarter of 2005. We expect revenue from our newer 65K CSTN, color super twisted nematic liquid crystal displays, and TFT, thin film transistor liquid crystal displays, devices to increase as the year progresses, with our average selling prices improving as these products reach more significant sales volumes.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	71.8	63.1	72.3	62.9
Research and development	29.0	7.4	30.5	8.9
Selling, general and administrative	22.9	5.0	22.6	5.3

Total costs and expenses	123.7	75.5	125.4	77.1

Operating income (loss)	(23.7)	24.5	(25.4)	22.9
Interest and other income, net	5.3	0.2	4.0	0.7

Income (loss) before taxes	(18.4)	24.7	(21.4)	23.6
Provision (benefit) for income taxes	1.0	9.7	(0.9)	9.3

Net income (loss)	(19.4)%	15.0%	(20.5)%	14.3%

Comparison of Three and Six Months Ended June 30, 2005 and June 30, 2004

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Revenue	$13,538	$41,325	(67.2)%	$25,142	$76,088	(67.0)%

Our sales to date have been derived primarily from CSTN and organic light emitting diode, or OLED, devices. We experienced significant declines in sales of 4K CSTN devices beginning in the first quarter of 2005 as the market was transitioning from 4K CSTN devices to 65K CSTN devices, a higher-color depth version of CSTN. The market is also rapidly adopting thin film transistor, or TFT devices. We have only recently begun volume shipments of TFT and 65K CSTN devices. Sales of OLED devices declined dramatically in the fourth quarter of 2004 and further decreased in the first quarter of 2005. Recent cost reductions in the production of OLED devices has allowed a reduction in their selling prices, which in turn led to higher sales of OLED devices in the quarter ended June 30, 2005. We also believe market share competition among top-tier mobile handset makers has resulted in significant price pressure in the mobile handset market. This creates price pressure on handset component suppliers, including the display driver suppliers. We expect this price pressure to continue into the third quarter.

Revenue was $13.5 million in the three months ended June 30, 2005 and $41.3 million in the three months ended June 30, 2004, a decrease of 67.2%. Unit shipments significantly decreased in the quarter ended June 30, 2005, to 8.7 million units as compared to 14.1 million units in the quarter ended June 30, 2004. We believe the decline in revenue as compared to the quarter ended June 30, 2004 is primarily the result of the market transitioning to newer generations of display driver products for use in mobile handset devices as discussed above. In addition, we continued to experience price pressure from customers in the second quarter of 2005.

Revenue was $25.1 million in the six months ended June 30, 2005 and $76.1 million in the six months ended June 30, 2004, a decrease of 67.0%. Volume shipments significantly decreased in the first six months of 2005 as compared to the first six months of 2004 due to the market transitioning to newer generations of display driver products as discussed above. In addition, we continued to experience price pressure from customers in the first half of 2005. While we experienced growth in sales of both 65K CSTN and TFT devices in the first six months of 2005, these increases were not enough to compensate for the declines in OLED and 4K CSTN device sales.

Revenue increased 16.7% from $11.6 million in the immediately prior quarter ended March 31, 2005 despite average selling prices declining 16.6% in the period. Sales of OLED devices increased 71.0% in the second quarter of 2005, following the dramatic declines discussed above. The decline in average selling prices for the current quarter reflects the continued price pressure from customers, and growth in sales of our monochrome STN devices, which had substantially lower average selling prices than our other products. Revenue from these devices grew to approximately 6.3% of revenue in the three months ended June 30, 2005 due mainly to expansion of sales into emerging markets by a key customer. Excluding sales of monochrome STN devices, our average selling prices declined 9.9%.

We currently expect revenue to increase in the range of 25% to 50% in the third quarter of 2005 as compared to the second quarter of 2005. This expected increase is due to revenue growth in our STN products primarily from meaningful sales volumes of newer generation CSTN devices and a short term increase in monochrome STN sales in emerging markets.

Significant customer information is as follows:

	% of Revenue for the Three Months ended June 30,		% of Revenue for the Six Months ended June 30,		% of Accounts Receivable at
	2005	2004	2005	2004	June 30, 2005	Dec. 31, 2004
Samsung SDI	46.8%	43.6%	36.7%	46.0%	31.2%	10.2%
Hosiden Corporation	21.1%	*	23.7%	*	22.8%	*
Philips Mobile Display Systems	14.6%	45.5%	13.5%	46.4%	17.9%	72.7%

*	- less than 10%.

Revenue from Samsung SDI and Philips Mobile Display Systems, or Philips MDS, declined significantly in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, reflecting the product and technology transitions discussed above. In addition, we are adding new customers in other geographic regions. Although Philips MDS and Samsung SDI represented a smaller percentage of our revenue in the first six months of 2005 than in prior periods, we expect these two customers to remain significant to our business in the future.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Cost of revenue	$9,723	$26,061	(62.7)%	$18,172	$47,851	(62.0)%
% of revenue	71.8%	63.1%		72.3%	62.9%

Cost of revenue was $9.7 million in the three months ended June 30, 2005 and $26.1 million in the three months ended June 30, 2004, a decrease of 62.7% due primarily to revenue declines. As a percent of revenue, cost of revenue increased to 71.8% in the three months ended June 30, 2005 as compared to 63.1% in the three months ended June 30, 2004. The increase as a percent of revenue was due to lower average selling prices on our products than in the prior period due to competitive pricing pressures by handset makers that drove down handset component costs, including display drivers. The impact of the lower average selling prices on the gross margin was partially mitigated by reductions in wafer and assembly costs. Wafer costs may vary substantially based on capacity at wafer foundries and wafer volumes purchased. Cost of revenue increases were also impacted by our higher fixed costs being spread over a lower revenue base in the second quarter of 2005 as compared to the second quarter of 2004.

Cost of revenue was $18.2 million in the six months ended June 30, 2005 and $47.9 million in the six months ended June 30, 2004, a decrease of 62.0%. As a percent of revenue, cost of revenue increased to 72.3% in the six months ended June 30, 2005 as compared to 62.9% in the six months ended June 30, 2004. The increase as a percent of revenue was due to lower average selling prices on our products than in the prior period due to competitive pricing pressures by handset makers that drove down handset component costs, including display drivers, as well as fixed costs being spread over a lower revenue base. In future periods, cost of revenue as a percent of revenue may fluctuate due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions. We currently expect cost of revenue as a percent of revenue to increase slightly in the third quarter of 2005 as compared to the second quarter, due to continued price pressure. While we expect strong revenue growth, some of this anticipated growth is in monochrome STN products, which have a higher cost as a percent of revenue.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Research and development	$3,930	$3,083	27.5%	$7,671	$6,773	13.3%
% of revenue	29.0%	7.4%		30.5%	8.9%

Research and development expenses were $3.9 million, or 29.0% of revenue, in the three months ended June 30, 2005, and $3.1 million, or 7.4% of revenue, in the three months ended June 30, 2004. These amounts include stock-based compensation expenses of $0.2 million and $0.4 million for the periods presented, a decrease of $0.2 million. We incurred $0.5 million of increased costs associated with qualifying new products and processes in the second quarter of 2005 as compared to the second quarter of 2004, which was due to the timing of wafer qualification activities and having more products under development. Labor-related costs increased $0.4 million due to headcount increases to support additional product development activities. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities and the number of new products under development. In addition, we currently plan to continue to increase our engineering personnel to support a greater number of new products under development. We believe these headcount increases, as well as the planned increases in product qualification activities, are necessary to support our business plan and capture growth opportunities.

Research and development expenses were $7.7 million, or 30.5% of revenue, in the six months ended June 30, 2005, and $6.8 million, or 8.9% of revenue, in the six months ended June 30, 2004. These amounts include stock-based compensation expenses of $0.5 million and $0.8 million, a decrease of $0.3 million. Approximately $1.0 million of the increase in research and development expenses was due to headcount increases to support additional product development activities. An additional $0.2 million of the increase was due to higher depreciation expense on equipment and software purchased to assist in new product design. Costs for test wafers and mask sets were flat. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$3,101	$2,052	51.1%	$5,690	$4,019	41.6%
% of revenue	22.9%	5.0%		22.6%	5.3%

Selling, general and administrative expenses were $3.1 million, or 22.9% of revenue, in the three months ended June 30, 2005, and $2.1 million, or 5.0% of revenue, in the three months ended June 30, 2004. These amounts include stock-based compensation expenses of $0.3 million and $0.7 million for the periods presented, a decrease of $0.4 million. Approximately $1.1 million of the increase was due to additional headcount and facilities costs to support our long-term growth prospects. Consulting costs, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $0.2 million. Legal, accounting and insurance expenses increased by approximately $0.1 million, reflecting higher costs incurred as a public reporting company. We expect selling, general and administrative expenses to increase in future periods as a result of continued headcount increases, primarily in sales and marketing, and increases in administrative activities required of a public reporting company.

Selling, general and administrative expenses were $5.7 million, or 22.6% of revenue, in the six months ended June 30, 2005, and $4.0 million, or 5.3% of revenue, in the six months ended June 30, 2004. These amounts include stock-based compensation expenses of $0.7 million and $1.3 million for the periods presented, a decrease of $0.6 million. Approximately $1.5 million of the increase was due to additional headcount and facilities to support our long-term growth prospects. Consulting costs, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $0.4 million. The remaining $0.4 million of the increase was due to legal, accounting and insurance costs incurred as a public company.

Interest and Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Interest and other income, net	$724	$64	N/M	$1,016	$500	103.2%

Interest and other income, net was $0.7 million in the three months ended June 30, 2005 and $0.1 million in the three months ended June 30, 2004. In the three months ended June 30, 2005, we earned interest income of $0.7 million on higher cash and investment balances from the proceeds of our initial public offering. We earned approximately $0.1 million in interest income in the three months ended June 30, 2004.

Interest and other income, net was $1.0 million in the six months ended June 30, 2005 and $0.5 million in the six months ended June 30, 2004. We earned interest income of $1.2 million in the six months ended June 30, 2005 and $0.2 million in the six months ended June 30, 2004, with the increase due to higher cash balances from the proceeds of our initial public offering. We incurred foreign currency transaction losses of $0.2 million in the six months ended June 30, 2005, and recorded gains of $0.3 million from foreign currency transactions in the six months ended June 30, 2004. The losses in 2005 were due to strength in the Korean won relative to the U.S. dollar with net receivables in U.S. dollars held by our Korean subsidiary. Likewise, the gains in 2004 were due to strength in the Korean won relative to the U.S. dollar with net payables in U.S. dollars held in Korea. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure, however gains or losses may occur on any unhedged balances or for the time period prior to placing a hedge.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Provision (benefit) for income taxes	$133	$3,981	N/M	($221)	$7,064	N/M
Effective tax rate	(5.3)%	39.1%		4.1%	39.4%
% of revenue	1.0%	9.7%		(0.9)%	9.3%

In prior quarters, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and our current business outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the six months ended June 30, 2005 was based on the actual effective tax rate for the period. We recorded a provision for income taxes of $0.1 million for the three months ended June 30, 2005 and a provision for income taxes of $4.0 million for the three months ended June 30, 2004, resulting in effective tax rates of (5.3%) and 39.1% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $0.5 million for the three months ended June 30, 2005 and $1.2 million for the three months ended June 30, 2004. These charges increased our effective tax rate approximately 1.5% for the three months ended June 30, 2005 and approximately 4.1% for the three months ended June 30, 2004.

We expect to incur a tax provision in the remaining quarters of 2005 and for the full year 2005, based on the tax rates in the various countries where we operate. The effective tax rate for the full year is dependent on the geographic mix and results for the remainder of 2005.

Provision (benefit) for income taxes was ($0.2) million in the six months ended June 30, 2005 and $7.1 million in the six months ended June 30, 2004, representing effective tax rates of 4.1% and 39.4%, respectively. Our net income (loss) includes nondeductible stock-based compensation expense of $1.3 million for the six months ended June 30, 2005 and $2.2 million for the three months ended June 30, 2004. These charges decreased our effective tax benefit approximately 1.3% for the six months ended June 30, 2005 and increased our effective tax rate approximately 4.4% for the six months ended June 30, 2004.

Employee Stock-Based Compensation

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Stock-based compensation included in expenses	$548	$1,182	(53.6)%	$1,279	$2,235	(42.8)%
% of revenue	4.0%	2.9%		5.1%	2.9%

Employee stock-based compensation included in cost of revenue, research and development and selling, general and administrative expenses was $0.5 million, or 4.0% of revenue, in the three months ended June 30, 2005, and $1.2 million, or 2.9% of revenue, in the three months ended June 30, 2004. Options granted during 2003 and the first half of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options. We are amortizing deferred stock-based compensation over the vesting period of the related options. Stock options are now granted at the fair value of our stock on the option grant date as determined by the closing price of our common stock on The NASDAQ National Market. Employee stock-based compensation expenses are expected to be $0.8 million during the remainder of 2005, and $0.9 million and $0.3 million in 2006 and, 2007, respectively, prior to considering the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which will be effective beginning in 2006.

Employee stock-based compensation was $1.3 million, or 5.1% of revenue, in the six months ended June 30, 2005, and $2.2 million, or 2.9% of revenue, in the six months ended June 30, 2004. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$2,676	$1,613
Net cash provided by investing activities	$30,267	$1,312
Net cash provided by financing activities	$320	$76,776

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Cash, cash equivalents and short-term investments at June 30, 2005 were $111.1 million.

Net cash provided by operating activities increased $1.1 million to $2.7 million for the six months ended June 30, 2005, compared to $1.6 million for the six months ended June 30, 2004. Net income (loss) was $(5.2) million for the six months ending June 30, 2005 and $10.9 million for the six months ending June 30, 2004. The net loss for the first six months of 2005 was offset mainly by a decrease in accounts receivable, partially offset by decreases in accounts payable, and taxes payable and an increase in inventory.

Accounts receivable decreased $20.1 million in the six months ended June 30, 2005 and decreased $0.9 million in the six months ended June 30, 2004. The decrease in 2005 is due to decreased revenue, while the decrease in 2004 was due to faster collection of receivables. Our days sales outstanding were 70 at June 30, 2005 and 60 at June 30, 2004. We expect days sales outstanding typically to range from 60 to 90 days.

Accounts payable, accrued liabilities and taxes payable decreased $10.8 million in the six months ended June 30, 2005 and decreased $3.9 million in the six months ended June 30, 2004. The decrease in 2005 reflects timing of payments for inventory due to the decrease in sales and an increase in total inventory. The decrease in 2004 was due to timing of inventory payments related to inventory purchasing activity.

Inventory increased by $1.4 million in the six months ended June 30, 2005 and increased by $3.4 million in the six months ended June 30, 2004. In both years, the increase was primarily in anticipation of increasing sales volumes in the following quarters. Our annualized inventory turns were 5.1 for the six months ended June 30, 2005 as compared to 15.7 for the six months ended June 30, 2004. The decline in inventory turns in 2005 reflects the lower sales volume. In order to effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

Net cash provided by investing activities was $30.3 million for the six months ended June 30, 2005 compared to $1.3 million in the six months ended June 30, 2004. Net sales or maturities of available-for-sale securities were $31.0 million in 2005, as a larger portion of our investments were made in securities classified as cash equivalents. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. In the first six months of 2005, we used $0.7 million of cash for the purchase of property and equipment, including furniture and leasehold improvements for our facility in the United States. Other investing activities in 2004 included the release of $1.5 million of cash no longer restricted in connection with a letter of credit that expired in 2004.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2005 and $76.8 million for the six months ended June 30, 2004. In the first six months of 2005, the net cash provided by financing activities was almost entirely due to proceeds from issuance of our common stock under our stock option and stock purchase plans. In 2004, financing cash flows included net proceeds of $76.6 million from our initial public offering in June 2004.

In order to secure manufacturing capacity at our foundry suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term. We also may enter into agreements that commit us to purchase minimum quantities of wafers in order to secure favorable prices. We currently do not have long-term agreements with any of these contractors, but we may enter into such contracts in the future to ensure capacity.

In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. Any such arrangements could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

We currently expect fixed asset purchases to be approximately $2.0 million to $3.0 million in 2005, which is significantly higher than in previous years. Planned additions are primarily for software and computer equipment used by our design engineers, as well as equipment and facilities for our planned headcount increases. Our planned fixed asset additions are subject to revision based on our financial performance and outlook for future periods.

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

We depend on a small number of customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, one of them would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. During 2004 our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 52.3% and 36.7% of our revenue, respectively. As a result, the loss of sales to either Philips MDS or Samsung SDI would have a significant negative impact on our business. For example, we experienced declines of sales to Samsung SDI and Philips MDS in the first half of 2005 as compared to the first half of 2004. These declines had a significant negative impact on our business and our results of operations. Although Philips MDS and Samsung SDI have represented a smaller percentage of our revenue in recent periods compared to prior periods, we expect these two customers to remain significant to our business in the future. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. As a result, even though we seek to broaden our customer base, we expect that a significant portion of our future revenue will remain dependent upon a relatively small number of customers. As further discussed in a risk factor below, because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

In addition, we believe that nearly all of our semiconductors sold to Philips MDS are used for products sold for use in Nokia mobile handsets, and most of our semiconductors sold to Samsung SDI are used for products sold for use in Samsung and Nokia mobile handsets. The loss by Philips MDS or Samsung SDI of sales to Nokia or Samsung would also have an adverse effect on our business. Therefore, our operating results will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that incorporate our display drivers.

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

We have and may continue to experience substantial period-to-period fluctuations in future operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which may result in declining average selling prices of the components comprising mobile handsets. For example, we experienced significant declines in the average selling prices of our products in the fourth quarter of 2004 due to very competitive pricing by mobile handset manufacturers who in turn sought reductions in handset component prices, including display modules and display drivers. These factors continued to create downward pressure on our average selling prices in the first half of 2005 and we expect such factors to persist through the third quarter. In the second quarter of 2005, our average selling prices also were negatively impacted by a spike in sales of our monochrome super twisted nematic (STN) devices. We expect this heightened demand for our monochrome STN devices to persist into the third quarter and create downward pressure on our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or reducing our production costs, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive a substantial portion of our revenue from a limited number of display driver models used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We currently have a total of nine products in volume production. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. As a result, decline in market demand for one or more of our products could result in a significant decline in revenue and reduced operating results. For example, demand for our OLED drivers has declined recently relative to display drivers based on other technology, including thin film transistor liquid crystal display, or TFT LCDs. This decline in the demand for OLED drivers negatively impacted our business in the fourth quarter of 2004 and the first quarter of 2005. While demand for OLED drivers increased in the second quarter of this year, demand has not returned to the levels experienced prior to the fourth quarter of 2004. Similarly, demand for our CSTN drivers with 4K color resolution has declined as handset manufacturers have transitioned to displays with 65K color resolution. We only recently began volume shipments of TFT products and 65K CSTN products. Market acceptance of these new TFT products and next generation CSTN products, is critical to our future success.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. After nine successive quarters of profitability, our revenue declined sharply in the first half of 2005, resulting in operating losses each of the past two quarters. We also currently anticipate incurring a loss in the third quarter of 2005. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

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

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs, including die shrink versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	interoperability of our products with other display module components;

•	successful integration of the display module, including components supplied by other suppliers;

•	commercial acceptance and commercial production of the products into which our drivers are incorporated;

•	availability, quality, price, performance, power use and size of our products as compared to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	mobile service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.

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

We have recently experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We do not expect similar revenue growth rates in future periods. For example, in the first quarter of 2005, our revenue declined 65% from the fourth quarter of 2004. Although revenue grew in the second quarter of 2005, the rate of growth remained significantly below the annual growth rate of prior periods. As a result, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

We have incurred net operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $(0.1) million and $(1.7) million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income for the years ended December 31, 2003 and December 31, 2004, we incurred net losses of $(2.5) million and $(2.6) million in the first and second quarters of 2005, respectively, and we anticipate incurring a net loss in the third quarter of this year. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products that achieve market acceptance, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not achieve or sustain profitability on a quarterly or annual basis.

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

The markets for semiconductors generally, and small flat panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete include MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., and Solomon Systech Limited. Additionally, many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Philips Electronics, N.V., Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

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

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Steve Ahn, our Chief Executive Officer, Ken Lee, our Chief Operating Officer, Victor Lee, our Chief Financial Officer, Chol Chong, our Vice President of Operations, and Daniel Hauck, our Vice President of Worldwide Sales. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. We are also dependent upon retaining engineering personnel responsible for designing and developing our products, as well as hiring additional qualified technical personnel. Because there is a limited number of qualified individuals with significant experience in the design, development, and manufacture of small panel display drivers, we may face challenges hiring and retaining these types of employees. If we are not able to retain our current key personnel or hire and retain additional key personnel, we may not meet our corporate growth objectives and our business could be harmed. On July 21, 2005, we announced that Steve Ahn, Leadis’s founder and Chief Executive Officer, would be transitioning out of his role and that we were initiating a search for a new Chief Executive Officer of the company. It is uncertain what individual, if any, we may be able to attract for this position, what the financial cost of his or her compensation package will be, when we will be able to hire an individual for this position, and what effect, if any, a new Chief Executive Officer may have on our business prospects.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of July 31, 2005, we had seven U.S. patent applications pending, six foreign patent applications pending and had been issued one U.S. patent and one Korean patent. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. In the normal course of our business we enter into contracts pursuant to which we agree to indemnify our customers for certain claims relating to infringement of third-party intellectual property rights. Although we are not currently a party to legal action alleging our infringement of third-party intellectual property rights, in the future we may receive letters from various industry participants alleging infringement of patents, trade secrets or other intellectual property rights. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

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

In recent periods, we have significantly increased the scope of our operations and expanded our workforce, and we expect this growth to continue throughout 2005. This growth has placed, and the anticipated future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We have implemented, and anticipate that we will need to implement, a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We plan to fund the cost of future systems from current cash balances and funds generated from operations.

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

The market price for our common stock is highly volatile. This could result in substantial losses for investors. Shares of common stock sold in our initial public offering were priced at $14.00 per share, and our closing price has ranged from a high of $16.94 to a low of $5.41 since our initial public offering through August 1, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Securities class action litigation, including the lawsuit filed against us in March 2005 and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business and operating results.

Future sales of our common stock could lower the market price of our common stock.

Sales of substantial amounts of shares in the public market could harm the market price of our stock. As of August 1, 2005, we had 28,388,761 shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market as of August 1, 2005 under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 4,687,520 shares issuable upon exercise of options to purchase our common stock outstanding as of August 1, 2005, 2,243,401 shares were vested and eligible for sale on August 1, 2005.

A number of our current security holders have registration rights relating to our common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than two occasions to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if and when we become eligible to use this form.

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

Being a public company increases our administrative costs.

We completed our initial public offering in June 2004. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the

Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, The NASDAQ National Market has proposed revisions to its requirements for companies that are listed on The NASDAQ National Market. These new rules and regulations have increased our legal and financial compliance costs, and we expect these new rules and regulations to continue to make some activities more time consuming and/or costly. For example, in 2004 we added an additional independent director, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect to incur significant additional costs over the next three fiscal quarters for outside consultants and employees to document and test our internal control over financial reporting as required by Section 404, and for the attestation by our independent registered public accounting firm. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements would cause our stock price to decrease substantially.

We are in the process of instituting changes to our corporate governance procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002. Implementing these changes will require specific compliance training of our directors, officers and personnel and a significant period of time. We are continuing to evaluate and, where appropriate, enhance, our written policies and procedures and internal controls. Additionally, we will have to comply with Section 404 of the Sarbanes-Oxley Act beginning with our fiscal year ending December 31, 2005, which will require our management to report on the adequacy of our internal control over financial reporting and requires our independent registered public accounting firm to provide a related attestation as to management’s evaluation. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements may cause the trading price of our common stock to decrease substantially.

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

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $102.8 million as of June 30, 2005, have an average interest rate of approximately 3.1%, and are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

Based on their evaluation as of June 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 2, 2005, a purported securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Exchange Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. The complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED products was already slowing and that the company failed to disclose that it was engaging in over shipments of its OLED product. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held at the Company’s Sunnyvale, California headquarters on May 24, 2005, the following proposals were adopted by the votes indicated below. Proxies for the Annual Meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitation.

Proposal 1: The election of two directors to serve for a three-year term until the Company’s 2008 Annual Meeting of Stockholders. The results of the voting were as follows:

Nominee	For	Withheld
James Plummer	26,670,974	100,547
Lip-Bu Tan	21,449,935	5,321,586

Proposal 2: The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company’s fiscal year ending December 31, 2005 was ratified by the following vote:

For	Against	Abstain
26,730,021	35,100	6,400

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)
3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)
10.1+	Employment Agreement with Chol Chong, dated April 1, 2005.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	LEADIS TECHNOLOGY, INC.

/s/ VICTOR K. LEE
Victor K. Lee
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)
3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)
10.1+	Employment Agreement with Chol Chong, dated April 1, 2005.
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.