Form 10-Q
period 2005-09-30
LEADIS TECHNOLOGY INC
filed 2005-11-08
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Sunnyvale, California 94086

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

As of October 31, 2005, 28,427,438 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( Unaudited)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$76,833	$45,012
Short-term investments	30,667	63,961
Accounts receivable, net	13,345	30,423
Inventory	12,225	6,080
Prepaid expenses and other current assets	6,644	6,342

Total current assets	139,714	151,818
Property and equipment, net	3,663	2,103
Other assets	2,709	894

Total assets	$146,086	$154,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,083	$20,510
Accrued liabilities	3,129	3,977
Taxes payable	2,012	2,873
Other current liabilities	110	107

Total current liabilities	22,334	27,467
Other noncurrent liabilities	851	242

Total liabilities	23,185	27,709

Stockholders’ equity:
Common stock and additional paid-in capital	103,994	102,254
Deferred stock-based compensation	(1,577)	(3,336)
Retained earnings	20,484	28,188

Total stockholders’ equity	122,901	127,106

Total liabilities and stockholders’ equity	$146,086	$154,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$17,585	$40,898	$42,727	$116,986

Costs and expenses:
Cost of revenue (1)	13,712	26,205	31,884	74,056
Research and development (1)	3,443	3,958	11,113	10,731
Selling, general and administrative (1)	3,345	2,366	9,036	6,385

Total costs and expenses	20,500	32,529	52,033	91,172

Operating income (loss)	(2,915)	8,369	(9,306)	25,814
Interest and other income, net	877	314	1,893	814

Net income (loss) before income taxes	(2,038)	8,683	(7,413)	26,628
Provision for income taxes	511	3,723	290	10,787

Net income (loss)	$(2,549)	$4,960	$(7,703)	$15,841

Net income (loss) per share:
Basic	$(.09)	$.18	$(.27)	$.68

Diluted	$(.09)	$.16	$(.27)	$.59

Weighted-average number of shares used in computing:
Basic net income (loss) per share	28,192	27,187	28,060	23,362
Diluted net income (loss) per share	28,192	30,615	28,060	26,791
(1) Amounts include amortization of deferred stock-based compensation as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of revenue	$20	$77	$81	$195
Research and development	170	459	671	1,280
Selling, general and administrative	259	640	976	1,937

Total	$449	$1,176	$1,728	$3,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(7,703)	$15,841
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	547	225
Allowance for doubtful accounts	(190)	59
Provision for excess and obsolete inventory	(148)	3,181
Deferred tax assets	(658)	—
Stock-based compensation	1,728	3,414
Changes in current assets and liabilities:
Accounts receivable	17,399	808
Inventories	(5,979)	(5,183)
Prepaid taxes	(13)	—
Prepaid expenses and other assets	(272)	(2,958)
Accounts payable	(3,435)	(2,296)
Accruals and other liabilities	(264)	1,991
Taxes payable	(861)	(3,529)
Deferred revenue	(5)	(326)

Net cash provided by operating activities	146	11,227

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	60,754	—
Purchases of available-for-sale securities	(27,461)	(10,099)
Restricted cash	—	1,500
Purchase of property and equipment	(2,088)	(1,089)

Net cash provided by (used in) investing activities	31,205	(9,688)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	76,583
Proceeds from issuance of common stock	646	99
Receipt of stockholder note receivable	—	119
Principal payments on capital lease obligations	(3)	—

Net cash provided by financing activities	643	76,801

Effect of exchange rate changes on cash and cash equivalents	(173)	(325)

Net increase in cash and cash equivalents	31,821	78,015
Cash and cash equivalents at beginning of period	45,012	22,956

Cash and cash equivalents at end of period	$76,833	$100,971

Supplemental disclosure of non-cash investing and financing activities:
Deferred stock-based compensation	$(30)	$4,301

Assets under capital lease	$20	$—

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

Our accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 25, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The balance sheet as of December 31, 2004 is derived from the audited financial statements as of and for the year then ended.

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the three and nine month periods ended September 30, 2005.

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

Cash, cash equivalents and short-term investments

We held $107.5 million of cash, cash equivalents and short-term investments at September 30, 2005. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available-for-sale.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts or with professional investment managers. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, corporate bonds and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. We do not hold or issue financial instruments for trading purposes.

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

Significant customer information is as follows:

	% of Revenue for the Three Months ended September 30,		% of Revenue for the Nine Months ended September 30,		% of Accounts Receivable at
	2005	2004	2005	2004	September 30, 2005	December 31, 2004

Samsung SDI	50.7%	40.0%	42.5%	43.9%	35.5%	33.4%
Hosiden Corporation	21.2%	*	22.7%	*	23.1%	*
Philips Mobile Display Systems	*	51.2%	11.3%	48.1%	13.9%	56.9%

*	Less than 10%

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

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,549)	$4,960	$(7,703)	$15,841
Add: Employee stock-based compensation expense included in reported net income, net of tax	292	700	1,123	2,031
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(865)	(747)	(2,595)	(2,286)

Pro forma net income (loss)	$(3,122)	$4,913	$(9,175)	$15,586

Basic net income (loss) per share, as reported	$(.09)	$0.18	$(.27)	$0.68

Diluted net income (loss) per share, as reported	$(.09)	$0.16	$(.27)	$0.59

Pro forma basic net income (loss) per share	$(.11)	$0.18	$(.33)	$0.67

Pro forma diluted net income (loss) per share	$(.11)	$0.16	$(.33)	$0.58

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

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(2,549)	$4,960	$(7,703)	$15,841

Denominator:
Weighted-average common shares outstanding	28,370	27,623	28,238	15,143
Weighted-average participating redeemable preferred shares outstanding	—	—	—	8,655
Less: Unvested common shares subject to repurchase	(178)	(436)	(178)	(436)

Total shares, basic	28,192	27,187	28,060	23,362

Effect of dilutive securities:
Stock options and warrants	2,707	2,993	2,647	2,993
Unvested shares subject to repurchase	178	436	178	436
Anti-dilutive shares adjustment	(2,885)	—	(2,825)	—

Total shares, diluted	28,192	30,616	28,060	26,791

Net income (loss) per share, basic	$(.09)	$0.18	$(.27)	$0.68

Net income (loss) per share, diluted	$(.09)	$0.16	$(.27)	$0.59

We excluded all outstanding stock options from the computation of diluted net income per share for the three and nine months ending September 30, 2005 as they had an antidilutive effect due to the losses for those periods. A total of 78,000 stock options were excluded from the three and nine months ended September 30, 2004 as they had an antidilutive effect.

Comprehensive income (loss), net of tax

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(2,549)	$4,960	$(7,703)	$15,841
Foreign currency translation adjustment	(56)	23	6	87
Unrealized gain/(loss) on available-for-sale securities	(3)	—	(62)	—

Comprehensive income (loss)	$(2,608)	$4,983	$(7,759)	$15,928

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after September 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We are currently evaluating which method to adopt. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123R. The adoption of SFAS 123R’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position or cash flow.

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

NOTE 2—INVENTORY:

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Finished goods	$3,756	$1,954
Work-in-progress	8,469	4,126

	$12,225	$6,080

NOTE 3—INCOME TAXES:

In prior years, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the current outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rates used for the three and nine months ended September 30, 2005 were based on the actual effective tax rates for the periods. We recorded a provision for income taxes of $0.3 million and $10.8 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, resulting in effective tax rates of 3.9% and 40.5% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $1.7 million for the nine months ended September 30, 2005 and $3.4 million for the nine months ended September 30, 2004. These nondeductible expenses reduced our effective tax rate approximately 1.2% for the nine months ended September 30, 2005 and increased our effective tax rate approximately 4.6% for the nine months ended September 30, 2004.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of September 30, 2005 and December 31, 2004, 9.9% and 11.8%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the billing location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
China	60.3%	52.2%	53.9%	48.4%
Korea	31.9%	46.9%	35.4%	47.5%
Taiwan	7.8%	0.9%	10.7%	4.1%

Total revenue	100.0%	100.0%	100.0%	100.0%

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

Changes in our liability for product warranty during the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$2,358	$1,112
Accruals for warranty during the period	290	1,792
Adjustments	(585)	—
Settlements made during the period	(890)	(329)

Balance, end of period	$1,173	$2,575

NOTE 6—LEGAL PROCEEDINGS:

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

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

We expect our business to be subject to continued price pressure, seasonality, short product life cycles, customer concentration, and varying order patterns prevalent in the mobile handset market, where demand is typically stronger in the second half of the year than the first half of the year. In particular, we believe market share competition among top-tier mobile handset makers has resulted in significant price pressure in the mobile handset market. This has created price pressure on handset component suppliers, including display driver suppliers. We expect this price pressure to continue into future quarters. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice and we expect such order changes to occur in the future.

Our sales to date have been derived primarily from color super twisted nematic, or CSTN, and organic light emitting diode, or OLED, devices. Sales of OLED displays declined dramatically in the fourth quarter of 2004 and first quarter of 2005 due to the high cost of OLED materials relative to other display technologies, which decreased demand for our OLED drivers. Recent cost reductions in the production of OLED materials has allowed a reduction in the selling prices of OLED displays, which in turn led to higher sales of our OLED drivers in the second and third quarters of 2005, but not at the levels previously achieved. We also experienced significant declines in sales of 4K CSTN devices beginning in the first quarter of 2005 as the market was transitioning from 4K CSTN devices to 65K CSTN devices, a higher color-depth version of CSTN. The market has rapidly adopted thin film transistor, or TFT, technology, which is now the primary technology in display drivers for mobile handset devices. Sales of our 65K CSTN drivers began to contribute significantly to revenue in the second quarter of 2005. We expect sales of TFT drivers to begin to contribute significantly to revenue in the fourth quarter of 2005. We recently have also experienced heightened increase in demand for our lower-priced monochrome STN products from one of our significant customers, which we expect to continue in the fourth quarter.

Total revenue for the third quarter of 2005 was $17.6 million, compared to $40.9 million in the same quarter of 2004. Unit shipments for the third quarter 2005 were 14.6 million units, compared to 14.7 million units in the same quarter of 2004. Our average selling prices declined 58.6% in the third quarter of 2005 as compared to the third quarter of 2004. This decline is the result of the price pressure in the mobile handset market discussed above as well as our mix of product sold. Total costs and expenses for the third quarter of 2005 decreased 37.0% to $20.5 million, compared to $32.5 million in the same quarter of 2004, primarily due to the reduction in cost of revenue corresponding to the decline in revenue. We incurred a net loss of $(2.5) million in the quarter ending September 30, 2005, as compared to net income of $5.0 million in the same quarter of 2004. Headcount increased to 134 at September 30, 2005 from 77 at September 30, 2004.

Compared to the immediately prior quarter ended June 30, 2005, total revenue for the third quarter of 2005 increased 29.9% with unit shipments increasing 68.1%. Total costs and expenses increased $3.7 million, or 22.4%, with cost of revenue increasing $4.0 million on the higher sales. Net loss for the third quarter of 2005 decreased $0.1 million, or 2.9%, compared to the second quarter of 2005.

Results of Operations

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.0	64.1	74.6	63.3
Research and development	19.6	9.7	26.0	9.2
Selling, general and administrative	19.0	5.8	21.1	5.5

Total costs and expenses	116.6	79.6	121.7	78.0

Operating income (loss)	(16.6)	20.4	(21.8)	22.1
Interest and other income, net	5.0	0.8	4.4	0.7

Income (loss) before taxes	(11.6)	21.2	(17.4)	22.8
Provision for income taxes	2.9	9.1	0.7	9.3

Net income (loss)	(14.5)	12.1	(18.0)	13.5

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Revenue	$17,585	$40,898	(57.0)%	$42,727	$116,986	(63.5)%

Revenue in the three months ended September 30, 2005 decreased $23.3 million, or 57.0%, compared to the same period in 2004. The decline in revenue as compared to the quarter ended September 30, 2004 is primarily the result of the market transitioning from our older 4K CSTN and OLED devices to newer 65K CSTN and TFT products and overall price erosion in the display driver market. In addition, we experienced increased demand for our monochrome STN products, which are sold at substantially lower prices than our color products. While we experienced growth in sales of 65K CSTN, TFT and monochrome STN drivers in the three months ended September 30, 2005, these increases were not enough to compensate for the declines in OLED and 4K CSTN driver sales. We also continued to experience price pressure from customers in the third quarter of 2005, with our average selling prices declining 56.8% compared to the same period in 2004. As a result, while our unit shipments in the third quarter of 2005 were comparable with the third quarter of 2004, the lower average selling prices generated substantially lower revenue than in the prior year’s third quarter.

Revenue in the nine months ended September 30, 2005 decreased $74.3 million, or 63.5%, compared to the same period in 2004. Volume shipments are significantly lower for the first nine months of 2005 as compared to the first nine months of 2004 due to the market transitioning to newer generations of display driver products as discussed above. In addition, we continued to experience price pressure from customers in the first nine months of 2005. Thus, while we experienced growth in sales of 65K CSTN, TFT and monochrome STN devices in the first nine months of 2005, these increases were not enough to compensate for the substantial declines in OLED and 4K CSTN device sales.

Compared to the immediately prior quarter ended June 30, 2005, revenue in the third quarter of 2005 increased 29.9% despite our average selling prices declining 22.7%. Sales of 65K CSTN products increased 46.6% in the third quarter compared to the prior quarter, with increases in sales of monochrome STN and TFT contributing the remainder of the increase in revenue. Sales of OLED devices were flat in the third quarter of 2005. Because display driver prices vary by technology, our average selling price for any period is a function of our mix of products sold for that period. The decline in average selling prices for the current quarter reflects the continued price pressure from customers and growth in sales of our lower-priced monochrome STN devices. Excluding sales of monochrome STN devices, our average selling prices declined 15.3%. We currently anticipate that our average selling prices will not decline by the same percentages in the fourth quarter of 2005, and may remain flat, compared to the third quarter due to change in our product mix.

We currently expect revenue to increase in the range of 40% to 60% in the fourth quarter of 2005, as compared to the third quarter of 2005. This expected increase is primarily due to anticipated revenue growth in newer generation TFT and CSTN devices. Our industry has recently experienced tighter capacity conditions at foundry and test subcontractors. As a result, we are working closely with our foundry and test subcontractors to secure capacity to meet our fourth quarter revenue goals, although there is no guarantee that we will obtain sufficient capacity to support the anticipated revenue growth.

Significant customer information is as follows:

	% of Revenue for the Three Months ended September 30,		% of Revenue for the Nine Months ended September 30,		% of Accounts Receivable at
	2005	2004	2005	2004	September 30, 2005	December 31, 2004

Samsung SDI	50.7%	40.0%	42.5%	43.9%	35.5%	33.4%
Hosiden Corporation	21.2%	*	22.7%	*	23.1%	*
Philips Mobile Display Systems	*	51.2%	11.3%	48.1%	13.9%	56.9%

*	Less than 10%

Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During 2004, our top two customers, Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., and Philips Mobile Display Systems, or Philips MDS, collectively accounted for over 90% of our revenue. Although revenue from Samsung SDI decreased in absolute dollars compared to the three months ended September 30, 2004, reflecting lower sales of our OLED products, the percentage of our total revenue attributable to Samsung SDI increased, reflecting new demand for our STN products. Revenue from Philips MDS declined significantly in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, reflecting the product and technology transitions to newer generation TFT and CSTN devices. Although Philips MDS represented a smaller percentage of our revenue in the first nine months of 2005 than in prior periods, we expect this customer to remain significant to our business in the future. As we add new customers, we expect quarter to quarter fluctuations between the customers representing 10% or more of our revenue.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Cost of revenue	$13,712	$26,205	(47.7)%	$31,884	$74,056	(56.9)%
% of revenue	78.0%	64.1%		74.6%	63.3%

Cost of revenue in the three months ended September 30, 2005, compared to the same period in 2004, decreased $12.5 million, or 47.7%, primarily due to revenue declines. As a percent of revenue, cost of revenue increased to 78.0% in the three months ended September 30, 2005, as compared to 64.1% in the three months ended September 30, 2004. The increase as a percent of revenue was due to lower average selling prices on our products compared to the prior year due to competitive pricing pressures by handset makers that drove down handset component costs, including display drivers. Additionally, we experienced lower manufacturing yields on a large volume CSTN device. These yield issues are expected to be resolved in the next three to six months, although we cannot assure you that yields for this device will improve. The impact of the lower average selling prices was partially mitigated by reductions in wafer and test costs. Wafer costs may vary substantially based on capacity at wafer foundries and wafer volumes purchased. Cost of revenue increases were also impacted by our higher fixed costs being spread over a lower revenue base in the third quarter of 2005, as compared to the third quarter of 2004. We currently expect cost of revenue as a percent of revenue to decrease slightly in the fourth quarter of 2005 as compared to the third quarter, due to improvements in manufacturing yields and our mix of products sold. While we expect strong revenue growth, some of this anticipated growth is in our monochrome STN products, which have a higher cost as a percent of revenue. Additionally, capacity constraints at key test vendors could result in higher costs required to secure needed capacity or to add capacity at new vendors. Any such cost increases would result in an increase in our cost of revenue for the fourth quarter as compared to our current expectations.

Cost of revenue for the nine months ended September 30, 2005, compared to the same period in 2004, decreased $42.2 million, or 56.9%. As a percent of revenue, cost of revenue increased to 74.6% in the nine months ended September 30,

2005, as compared to 63.3% in the nine months ended September 30, 2004. The increase as a percent of revenue was due to lower average selling prices on our products as compared to the prior period due to competitive pricing pressures by handset makers that drove down handset component costs, including display drivers, as well as fixed costs being spread over a lower revenue base. Additionally, we recently experienced lower manufacturing yields on a large volume CSTN device that increased our cost of revenue. In future periods, cost of revenue as a percent of revenue may fluctuate due to changes in the cost of manufacturing at our subcontractors, average selling price fluctuations due to changes in our product mix and the timing of new product introductions. We currently expect cost of revenue as a percent of revenue to decrease slightly in the fourth quarter of 2005 as compared to the third quarter, due to improvements in manufacturing yields and our mix of products sold. While we expect strong revenue growth, some of this anticipated growth is in our monochrome STN products, which have a higher cost as a percent of revenue.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Research and development	$3,443	$3,958	(13.0)%	$11,113	$10,731	3.6%
% of revenue	19.6%	9.7%		26.0%	9.2%

Research and development expenses decreased $0.5 million, or 13.0%, in the quarter ended September 30, 2005 as compared to the same period of 2004. Research and development expenses include stock-based compensation expenses of $0.2 million and $0.5 million, respectively, for the periods presented, a decrease of $0.3 million. The costs associated with pre-production wafer manufacturing decreased $0.4 million. Costs associated with qualifying new products and processes decreased $0.2 million in the third quarter of 2005 as compared to the third quarter of 2004, due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting these decreases was an increase of $0.3 million due to additional headcount, infrastructure and other costs as we added personnel to support our new product opportunities. Approximately $0.1 million of the increase in research and development expenses was due to higher depreciation expense on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities. In addition, we currently plan to continue to increase our engineering personnel to support new product opportunities and to accelerate development cycles. We believe these headcount increases, as well as potential increases in product qualification activities, are necessary to support our business plan and capture growth opportunities.

Research and development expenses increased $0.4 million, or 3.6%, in the nine months ended September 30, 2005 as compared to the same period in 2004. Research and development expenses include stock-based compensation expenses of $0.7 million and $1.3 million, respectively, a decrease of $0.6 million. The increase in research and development expenses was primarily due to an increase of $1.4 million associated with increased headcount and related infrastructure expenses during 2005, to support our business plan and capture growth opportunities. Approximately $0.3 million of the increase in research and development expenses was due to higher depreciation expense on equipment and software purchased to assist in new product design. Approximately $0.2 million of the increase was due to costs associated with qualifying new products and processes. These increases were partially offset by decreases in wafer process fees of $0.7 million and costs for test wafers and mask sets of $0.2 million due to more efficient wafer qualification activities and the timing of these activities. Research and development expenses may fluctuate in future periods due to timing of qualification procedures at new manufacturing locations as well as the timing and number of new products under development.

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$3,345	$2,366	41.4%	$9,036	$6,385	41.5%
% of revenue	19.0%	5.8%		21.1%	5.5%

Selling, general and administrative expenses in the third quarter of 2005 were up $1.0 million, or 41.4%, compared to the same period in 2004. Selling, general and administrative expenses include stock-based compensation expenses of $0.3 million and $0.6 million, respectively, for the periods presented, a decrease of $0.3 million. Approximately $0.8 million of the increase was due to additional headcount and infrastructure costs to support our long-term growth prospects. Consultant and audit fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $0.5 million. We expect selling, general and administrative expenses to increase in future periods as a result of continued

headcount increases, primarily in sales and marketing. Additionally, we expect costs related to section 404 of the Sarbanes-Oxley Act to remain high through the remainder of this year. Finally, we expect legal costs to increase in the fourth quarter as we incur higher fees in connection with the securities class action lawsuit.

Selling, general and administrative expenses in the nine months ended September 30, 2005 increased $2.7 million, or 41.5%, compared with the same period in 2004. Selling, general and administrative expenses include stock-based compensation expenses of $1.0 million and $1.9 million, respectively, for the periods presented, a decrease of $0.9 million. Approximately $1.9 million of the increase was due to additional headcount and infrastructure to support our long-term growth prospects. Consulting costs, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $0.7 million. Approximately $0.6 million of the increase was due to additional legal, accounting and insurance costs incurred as a public company. The remaining $0.4 million of the increase was due to additional travel expenses, resulting from significant increases in our sales and marketing staff and the resulting interaction with customers.

Interest and Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Interest and other income, net	$877	$314	179.3%	$1,893	$814	132.6%

Interest and other income, net in the three months ended September 30, 2005 increased $0.6 million, compared to the same period in 2004. We earned interest income of $0.9 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively. The higher interest in 2005 reflects significantly higher average interest rates and a higher average cash and investment balance. We recorded modest foreign currency transaction gains in the quarter ended September 30, 2005 as compared to modest losses in the quarter ended September 30, 2004.

Interest and other income, net in the nine months ended September 30, 2005 was up $1.1 million, or 132.6%, compared to the same period in 2004. We earned interest income of $2.1 million in the nine months ended September 30, 2005 and $0.5 million in the nine months ended September 30, 2004, with the increase primarily due to higher cash balances from the proceeds of our initial public offering and secondarily due to higher interest rates in the 2005 year to date period. We incurred foreign currency transaction losses of approximately $0.3 million in the nine months ending September 30, 2005 and foreign currency transaction gains of approximately $0.3 million in the nine months ending September 30, 2004. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure, however, gains or losses may occur on any unhedged balances or for the time period prior to placing a hedge.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Provision for income taxes	$511	$3,723	(86.3)%	$290	$10,787	(97.3)%
Effective tax rate	25.1%	42.9%		3.9%	40.5%
% of revenue	2.9%	9.1%		0.7%	9.3%

In prior years, our effective tax rate was calculated using an estimate of our annual pre-tax income. Due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and our current business outlook for the remainder of 2005, a small change in our estimated pre-tax income could have a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the nine months ended September 30, 2005 was based on the actual effective tax rate for the period. We recorded a provision for income taxes of $0.5 million for the three months ended September 30, 2005 and a provision for income taxes of $3.7 million for the three months ended September 30, 2004, resulting in effective tax rates of 25.1% and 42.9% for the respective periods. Our net income (loss) includes nondeductible stock-based compensation expense of $0.4 million for the three months ended September 30, 2005 and $1.2 million for the three months ended September 30, 2004. These charges decreased our effective tax rate approximately 7.1% for the three months ended September 30, 2005 and increased our effective tax rate approximately 5.1% for the three months ended September 30, 2004.

Provision for income taxes was $0.3 million in the nine months ended September 30, 2005 and $10.8 million in the nine months ended September 30, 2004, representing effective tax rates of 3.9% and 40.5%, respectively. The lower tax rate is the result of our pre-tax losses for 2005 compared with pre-tax income in 2004. Although we have incurred cumulative losses in 2005, we are subject to taxes in the various countries where we operate, therefore our effective tax rate is dependent on the mix of activities by country. Our net income (loss) includes nondeductible stock-based compensation expense of $1.7 million for the nine months ended September 30, 2005 and $3.4 million for the nine months ended September 30, 2004. These charges decreased our effective tax rate approximately 1.2% for the nine months ended September 30, 2005 and increased our effective tax rate approximately 4.6% for the nine months ended September 30, 2004.

We expect to incur a tax provision in the remaining quarter of 2005 and for the full year 2005, based on the tax rates in the various countries where we operate. The effective tax rate for the full year is dependent on the geographic mix and results for the remainder of 2005.

Stock-Based Compensation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
	(in thousands)			(in thousands)
Stock-based compensation included in expenses	$449	$1,176	(61.8)%	$1,728	$3,412	(49.4)%
% of revenue	2.6%	2.9%		4.0%	2.9%

Stock-based compensation expense included in cost of revenue, research and development and selling, general and administrative expenses was $0.4 million, or 2.6% of revenue, in the three months ended September 30, 2005, and $1.2 million, or 2.9% of revenue, in the three months ended September 30, 2004. Options granted during 2003 and the first half of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options. Stock-based compensation expense was lower in the three months ending September 30, 2005 as compared to the three months ending September 30, 2004, because we are amortizing deferred stock-based compensation on an accelerated basis over the vesting period of the related options. This results in a greater share of the expense being recorded in the earlier periods. Stock options are now granted at the fair value of our stock on the option grant date as determined by the closing price of our common stock on The NASDAQ National Market. Stock-based compensation expenses are expected to be $0.4 million during the remainder of 2005, and $0.9 million and $0.3 million in 2006 and 2007, respectively, prior to considering the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which will be effective beginning in 2006.

Stock-based compensation expense was $1.7 million, or 4.0% of revenue, in the nine months ended September 30, 2005, and $3.4 million, or 2.9% of revenue, in the nine months ended September 30, 2004. The decrease in stock-based compensation expense for the 2005 period is because we amortize deferred stock-based compensation on an accelerated basis as discussed above. Options granted during 2003 and the first quarter of 2004 were considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by the board of directors on the date of grant of the options.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$146	$11,227
Net cash provided by (used in) investing activities	31,205	(9,688)
Net cash provided by financing activities	643	76,801

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Cash, cash equivalents and short-term investments at September 30, 2005 were $107.5 million.

Net cash provided by operating activities decreased to $0.1 million for the nine months ended September 30, 2005, from $11.2 million for the nine months ended September 30, 2004. Net income (loss) was $(7.7) million for the nine months ending September 30, 2005 and $15.8 million for the nine months ending September 30, 2004. The net loss for the first nine months of 2005 was offset mainly by a decrease in accounts receivable, partially offset by an increase in inventory and decreases in accounts payable and taxes payable.

Accounts receivable decreased $17.4 million in the nine months ended September 30, 2005 and decreased $0.8 million in the nine months ended September 30, 2004. The decrease in 2005 was due to decreased revenue, while the decrease in 2004 was due to faster collection of receivables. Our days sales outstanding were 70 at September 30, 2005 and 61 at September 30, 2004. We expect days sales outstanding typically to range from 60 to 90 days.

Accounts payable, accrued liabilities and taxes payable decreased $4.6 million in the nine months ended September 30, 2005 and decreased $3.8 million in the nine months ended September 30, 2004. The decrease in 2005 reflects a larger payable balance at December 31, 2004 due to higher sales at that time. The decrease in 2004 was due to timing of inventory payments related to inventory purchasing activity.

Inventory increased by $6.0 million in the nine months ended September 30, 2005 and increased by $5.2 million in the nine months ended September 30, 2004. In both years, the increase was primarily in anticipation of increasing sales volumes in the following quarters. Our quarterly inventory turns were 4.5 for the three months ended September 30, 2005 as compared to 13.3 for the three months ended September 30, 2004. The decline in inventory turns in 2005 reflects lower sales volume and greater diversification in customers and products sold. In order to effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

We currently expect revenue to increase by more than 40% in the fourth quarter of 2005 as compared to the third quarter. Such rapid revenue increases may have a short-term negative impact on cash flows based on the timing of the sales and payment terms with our customers. We may incur a decrease in cash flow from operations for the fourth quarter of 2005 due to this revenue growth and corresponding increase in receivables.

Net cash provided by investing activities was $31.2 million for the nine months ended September 30, 2005 compared to net cash used by investing activities of $9.7 million in the nine months ended September 30, 2004. Net sales or maturities of available-for-sale securities were $60.8 million in 2005, as a larger portion of our investments were made in securities classified as cash equivalents. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents. In the first nine months of 2005, we used $2.1 million of cash for the purchase of property and equipment, primarily for equipment and software for our design engineers and secondarily for furniture and leasehold improvements for our facility in the United States and expansion of our facility in Korea. Other investing activities in 2004 included the release of $1.5 million of cash no longer restricted in connection with a letter of credit that expired in 2004.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2005 and $76.8 million for the nine months ended September 30, 2004. In the first nine months of 2005, the net cash provided by financing activities was almost entirely due to proceeds from issuance of our common stock under our stock option and stock purchase plans. In 2004, financing cash flows included net proceeds of $76.6 million from our initial public offering in June 2004.

In order to secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term. We also may enter into agreements that commit us to purchase minimum quantities of wafers or utilize minimum quantities of back-end assembly and test resources in order to secure capacity or to achieve favorable prices. We currently do not have long-term agreements with any of these suppliers.

In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. Any such arrangements could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

We believe that our cash balance and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology, may result in the need for additional cash to fund these new requirements as well as our ongoing business activities. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

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

We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During 2004 our top two customers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 48% and 44% of our revenue, respectively. For the first nine months of 2005, sales to Hosiden Corporation, Philips MDS and Samsung SDI accounted for approximately 75% of our total revenue. As we seek to broaden our customer base, we anticipate that the customers representing a significant portion of our revenue for any particular quarter or period will fluctuate from quarter to quarter and period to period. As a result of our customer concentration, the loss of sales to any of our few significant customers would have a significant negative impact on our business. Moreover, our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. As a result, even though we may add new customers, we expect that a significant portion of our future revenue will remain dependent upon a relatively small number of customers. As further discussed in a risk factor below, because our sales to our customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

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

The average selling prices of our products have decreased rapidly in recent periods, and may do so in the future periods, which could negatively impact our revenue and operating results.

We have experienced, and may continue to experience substantial period-to-period fluctuations in our operating results if our average selling prices decline. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which has resulted in declining average selling prices of the components comprising mobile handsets. For example, we have experienced significant downward pressure on our average selling prices in the first three quarters of 2005 due to very competitive pricing by mobile handset manufacturers who in turn sought reductions in handset component prices, including display modules and display drivers. We expect such factors to persist through the fourth quarter. Because display driver prices vary by technology, our average selling price for any period is a function of our mix of products sold for that period. Our average selling prices were negatively impacted in the second and third quarters of 2005 by an increase in sales of lower-priced monochrome super twisted nematic, or STN, devices. We expect this heightened demand for our monochrome STN devices to persist into the fourth quarter, which may reduce our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our costs. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or reducing our production costs, or we fail to develop and introduce new products and enhancements on a timely basis, our revenue and operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive all of our revenue from a limited number of display driver products primarily for use in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We currently have a total of ten products in volume production. Our product portfolio has traditionally been heavily weighted toward products based on 4k color STN technology, or CSTN, and color organic light-emitting diode, or OLED, technology. As a result of our dependence on a small number of products, decline in market demand for one or more of our products could result in a significant decline in revenue and reduced operating results. For example, demand for our OLED drivers has declined over the past four quarters relative to display drivers based on other technology, including thin film transistor liquid crystal display, or TFT LCDs. This decline in the demand for OLED drivers negatively impacted our business in the fourth quarter of 2004 and the first quarter of 2005. While demand for OLED drivers increased in the second and third quarters of this year, demand has not returned to the levels experienced prior to the fourth quarter of 2004. Similarly, demand for our CSTN drivers with 4K color resolution has declined as handset manufacturers have transitioned to displays with 65K color resolution. We only recently began volume shipments of TFT and 65K CSTN products. Market acceptance of these new TFT products and next generation CSTN products, is critical to our future success.

We expect our quarterly financial results to fluctuate, which may lead to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and are expected to continue to do so in the future. After nine successive quarters of profitability, our revenue declined sharply in 2005, resulting in operating losses each of the past three quarters. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

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

We do not expect to sustain our recent revenue growth rates, so you should not rely on the revenue growth of recent periods as an indication of future revenue growth.

In the past, we have experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We do not expect similar revenue growth rates in future periods. For example, in the first quarter of 2005, our revenue declined 65% from the fourth quarter of 2004. Although revenue grew 17% and 30% in the second and third quarters of 2005, respectively, compared to the immediate prior quarters, the rate of growth remained significantly below the annual growth rate of prior periods and may not be achieved in future periods. As a result, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

We have incurred net operating losses in the past and may incur significant operating losses in the future.

We incurred net losses of approximately $(0.1) million and $(1.7) million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income for the years ended December 31, 2003 and December 31, 2004, we incurred a cumulative net loss of $(7.7) million for the first three quarters of 2005. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products that achieve market acceptance, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not achieve or sustain profitability on a quarterly or annual basis.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. Our ability to accurately forecast demand for our products is also limited by our lack of a direct relationship with mobile handset manufacturers. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize or may decrease rapidly, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. This inventory risk is exacerbated because many of our products are customer-specific, which hampers our ability to sell any excess inventory to the general market.

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

We rely on third-party contractors to manufacture, assemble and test our drivers. We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test contractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. We currently anticipate that we may experience capacity constraints at key test vendors in the fourth quarter of 2005, which could result in higher costs required to secure needed capacity or to add new contractors.

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

The manufacturing process of our display drivers is technically challenging. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. When our products are qualified with our foundries, minimum acceptable yields are established. We are required to purchase all wafers that meet these minimum acceptable yields. Manufacturing yields for our new products tend to be lower initially and increase as we achieve full production. Because our products tend to have short product life cycles, we may not reach higher manufacturing yields in a sufficiently short period of time. Poor yields from our foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, resulting in potential loss of revenue and lower profitability. For example, we experienced lower than anticipated yields on one of our CSTN devices in the third quarter of 2005, which increased our cost of sales as a percent of revenue for the quarter and harmed our operating results.

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

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. As a result, our future success depends on our retention of key employees, such as Steve Ahn, our Chief Executive Officer, Ken Lee, our Chief Operating Officer, Victor Lee, our Chief Financial Officer, Chol Chong, our Vice President of Operations, and Daniel Hauck, our Vice President of Worldwide Sales. We rely on these individuals for the management of our company, development of our business strategy and management of our strategic relationships. Any of these employees could leave our company with little or no prior notice and would be free to work with a competitor. We do not have “key person” life insurance policies covering any of our employees. We are also dependent upon retaining engineering personnel responsible for designing and developing our products, as well as hiring additional qualified technical personnel. Because there are a limited number of qualified individuals with significant experience in the design, development, and manufacture of small panel display drivers, we may face challenges hiring and retaining these types of employees. If we are not able to retain our current key personnel or hire and retain additional key personnel, we may not meet our corporate growth objectives and our business could be harmed. On July 21, 2005, we announced that Steve Ahn, Leadis’s founder and Chief Executive Officer, would be transitioning out of his role and that we were initiating a search for a new Chief Executive Officer of the company. It is uncertain what individual, if any, we may be able to attract for this position, what the financial cost of his or her compensation package will be, when we will be able to hire an individual for this position, and what effect, if any, a new Chief Executive Officer may have on our business prospects.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of October 31, 2005, we had seven U.S. patent applications pending, seven foreign patent applications pending and had been issued one U.S. patent and one Korean patent. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We have significant international activities and customers, and plan to continue such efforts, which subject us to additional business risks including increased logistical complexity, political instability and currency fluctuations.

Since inception, nearly all of our revenue has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in China, Hong Kong and Taiwan. Our manufacturing partners are located in Malaysia, Singapore and Taiwan. Our international operations are subject to a number of risks, including:

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

In 2004, approximately 53% of our sales to international customers were denominated in U.S. dollars, and the remaining 47% of our sales were denominated in Korean won. In the first nine months of 2005, approximately 65% of our sales to international customers were denominated in U.S. dollars, and the remaining 35% of our sales were denominated in Korean won. Nearly all of our purchases of components and services from international suppliers were denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering the prices of our products less competitive. Similarly, decreases in the value of the U.S. dollar relative to foreign currencies could result in increases to our operating expenses, including foundry and assembly and test expenses.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

In recent periods, we have significantly increased the scope of our operations and expanded our workforce, and we expect this growth to continue through the remainder of 2005 and into 2006. This growth has placed, and the anticipated future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We have implemented, and anticipate that we will need to implement, a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We plan to fund the cost of future systems from current cash balances and funds generated from operations.

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

The market price for our common stock is highly volatile. This could result in substantial losses for investors. Shares of common stock sold in our initial public offering were priced at $14.00 per share, and our closing price has ranged from a high of $16.94 to a low of $5.13 since our initial public offering through October 31, 2005. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

Sales of substantial amounts of shares in the public market could harm the market price of our stock. As of October 31, 2005, we had 28,427,438 shares of common stock outstanding. Substantially all of these shares are eligible for sale in the public market as of October 31, 2005 under Rules 144, 144(k) and 701, subject in some cases to volume and other limitations. In addition, of the 4,689,112 shares issuable upon exercise of options to purchase our common stock outstanding as of October 31, 2005, 2,408,539 shares were vested and eligible for sale on October 31, 2005.

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

We completed our initial public offering in June 2004. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, The NASDAQ National Market has proposed revisions to its requirements for companies that are listed on The NASDAQ National Market. These new rules and regulations have increased our legal and financial compliance costs, and we expect these new rules and regulations to continue to make some activities more time consuming and/or costly. For example, in 2004 we added an additional independent director, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and other corporate governance policies, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We expect to incur significant additional costs over the next two fiscal quarters for outside consultants and employees to document and test our internal control over financial reporting as required by Section 404, and for the attestation by our independent registered public accounting firm. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $101.3 million as of September 30, 2005, have an average interest rate of approximately 3.3%, and are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. This matter is still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability, if any.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on September 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on The NASDAQ National Market on September 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have not used any part of the net proceeds of the offering. We invested the net proceeds in short-term, investment grade, interest-bearing instruments.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)
3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005	LEADIS TECHNOLOGY, INC.

/s/ VICTOR K. LEE
Victor K. Lee
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)
3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.