Form 10-K
period 2005-12-31
LEADIS TECHNOLOGY INC
filed 2006-03-15
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                            Accelerated filer  ☑                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2005, the last day of registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ National Market was approximately $109,179,196. Shares of common stock held by each executive officer and director and by each person who is known to the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2006, the registrant had 28,607,793 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be held on June 9, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEADIS TECHNOLOGY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2005

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

ITEM 1.    BUSINESS

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronics devices. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic device markets. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. During 2005, we shipped 48 million units of our products and recorded revenue of $64.2 million.

We sell our products to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers. Our end market customers are concentrated among a few significant mobile handset manufacturers, including LG Electronics Inc., Nokia Corporation and Samsung Electronics Co., Ltd. As a fabless semiconductor company, we focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages while avoiding the potential customer conflicts of captive business models. Our goal is to be a leading supplier of display drivers for all major small panel display technologies, including thin film transistor liquid crystal displays, or TFT LCDs, color super twisted nematic liquid crystal displays, or CSTN LCDs, and color organic light-emitting diodes, or OLED displays.

Our principal executive offices are located in Sunnyvale, California. Our website address is www.leadis.com. This annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are publicly available on our website without charge promptly following our filing with the Securities and Exchange Commission. In addition, a copy of this annual report is available without charge upon written request to: Investor Relations, Leadis Technology, Inc., 800 W. California Avenue, Suite 200, Sunnyvale, California 94086.

Industry Overview

Consumers throughout the world are adopting mobile consumer electronics devices such as mobile handsets, personal digital assistants, MP3 players, mobile gaming devices and digital cameras. Mobile device manufacturers continue to introduce new products with innovative technologies and applications, which has made the display an increasingly important feature of these devices. Use of color displays has become the norm in the major global markets for many mobile consumer electronics devices, including mobile handsets.

Color displays for mobile handsets and other consumer electronic devices are differentiated by size, resolution, number of colors, brightness, color sharpness, contrast and response time. Mobile device manufacturers need to balance display performance with cost, reliability and power consumption. The balance that the manufacturer strikes among these factors often determines the type of display that is optimal for a given device. Every mobile device display needs a display driver in order to function. While advances in materials used to manufacture displays have played an important role in display innovation, display drivers are the critical semiconductor components that enable display functionality. The performance characteristics of a display driver are critical to the quality and visual appeal of the images and text generated on the display and the power efficiency of the mobile device.

To date, our business has focused primarily on the mobile handset market, which remains one of the largest mobile device markets. Approximately 800 million mobile handsets were sold in 2005, representing an increase of approximately 15% compared to 2004. CSTN LCDs and TFT LCDs have become the dominant color display technologies for mobile handsets. While CSTN is primarily used for mid- to low-end mobile handsets because of its cost advantage, adoption of TFT has gained momentum for mid- to high-end mobile handsets based on better image quality, larger size and higher resolution. As newer applications demand better and larger displays, the number of mobile handsets with TFT displays has increased. We believe that approximately 50% of all mobile handsets sold in 2005 contained TFT displays. OLED technology, known for its excellent display quality, has penetrated the mobile device market serving the subdisplays on mobile flip phones and the MP3 market. However, the penetration rate for OLED displays in the mobile handset market has slowed in recent periods due to its relatively higher cost. Popular resolutions in the handset market include QVGA, QQVGA and QCIF.

Product Solution

We offer highly-integrated, single-chip mixed-signal display drivers targeting small panel displays based on all major display technologies. To date, we have focused primarily on the mobile handset market, but our products are suitable for use in other consumer electronic devices, including MP3 players and personal digital assistants, or PDAs. Leading handset manufacturers generally require displays with varying resolutions and levels of customization within each display technology, leading to a fragmented market. As a result, companies must be able to supply a broad spectrum of display drivers in order to be successful in our market. Our product solutions include the following:

TFT technology—Thin film transistor liquid crystal display, or TFT LCDs, have been widely used for large panel LCD applications such as notebook PCs, flat panel monitors and televisions. Use of TFT LCDs for small panel applications is relatively new, but has gained market share quickly, particularly for mid- to high-end mobile devices including mobile handsets. We design, develop and market display drivers utilizing two types of TFT technology: amorphous TFT (a-TFT) technology, which is now broadly used in mobile handsets, and low-temperature polysilicon TFT (LTPS-TFT) technology, an advanced form of TFT that has been used in digital cameras and has become an emerging technology for high-end mobile handsets and PDAs.

We began volume production of our initial LTPS-TFT driver in the first quarter of 2005 and our initial a-TFT driver in the third quarter of 2005. We currently offer three different TFT display drivers, and expect to introduce several new a-TFT and LTPS-TFT drivers in 2006. We expect that a significant portion of our future revenue will be generated from sales of a-TFT and LTPS-TFT products.

STN technology—Super twisted nematic liquid crystal display, or STN LCDs, is a widely used technology for small panel displays, particularly for displays used in mobile handsets. We design and market both color STN, or CSTN, display drivers, which are used primarily for mainstream mobile handsets, and monochrome STN display drivers, which were the dominant displays for mobile handsets until the introduction of color displays and are currently used mainly in low-end mobile handsets. Beginning in late 2004 and continuing through 2005, the mobile handset market migrated from 4K color CSTN resolution to next generation 65K color CSTN resolution.

We currently offer several different configurations of 4K and 65K CSTN products. In 2005, a significant portion of our revenue was derived from sales of CSTN drivers, particularly our 65K CSTN drivers, and we expect a significant portion of our 2006 revenue to be generated from sales of CSTN products. While sales of monochrome STN drivers represented a substantial portion of our total shipments in 2005, we expect sales of these products to decline in 2006. In 2006, we also plan to introduce several low-cost versions of some of our highest volume 65K CSTN products.

OLED technology—Organic light-emitting diode, or OLED, is a relatively new display technology that offers enhanced visual experience and performance characteristics as compared to LCD displays. We were the first company to commercialize single-chip display drivers for full color OLED when we began shipping our first passive matrix OLED, or PM-OLED, driver in the third quarter of 2002. PM-OLED is an alternative to STN and TFT technology and has been utilized in the subdisplays of mobile handsets and other applications such as MP3 players.

We currently offer several different PM-OLED display drivers and we expect sales of PM-OLED products to remain an important part of our business in the immediate future. We are also developing, or plan to develop, drivers for active matrix OLED displays, or AM-OLED, which are expected to be an attractive technology display solution for the main display of mobile handsets due to excellent picture quality, lower power consumption and longer lifetime compared to PM-OLED.

We continue to pursue development of additional products to address other segments of the display market, and we will continue to introduce newer versions of our existing products.

Product Strategy

Our objective is to be a leading provider of small panel display driver technologies by using our design engineering expertise, manufacturing process experience and strong relationships with top tier handset manufacturers. The principal elements of our strategy are to:

•	Expand our product and technology offerings. The mobile handset market is characterized by rapidly evolving technology, intense competition and continually changing consumer preferences, which results in short product life cycles and the frequent introduction of new products. In order to succeed we must be able to develop a broad spectrum of products that satisfy the evolving technology and product specifications required by the major handset manufacturers. While we intend to expand our product offering within each technology family, we plan to particularly focus on the development of a-TFT and LTPS-TFT products to expand our presence in this key portion of the mobile handset display market. We also intend to introduce low-cost versions of some of our existing products to enable us to meet a broader market. We continue to closely monitor developments in the small panel display market and are actively helping our customers define the future direction of their display designs and capabilities. We will maintain a strong focus on research and development to maintain a product portfolio that supports the evolving demands of the handset market.

•	Improve our product development processes. We intend to build and enhance processes that enable us to develop products more efficiently, thereby providing our customers with time-to-market advantage. We believe that improved product development processes will enhance our ability to introduce greater numbers of products in 2006 utilizing our current resources. We also intend to continue leveraging our experience in the display driver industry and our design expertise to provide customers with optimized solutions to meet their specific needs.

•	Broaden our customer base. Historically, we have sold the majority of our products to two major display module manufacturers, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI, Co., including its wholly-owned subsidiary, Samsung OLED Co. In 2005, we added several new customers that contributed significantly to our revenue, including Hosiden Corporation and AU Optronics Corporation. We are actively working with other display module manufacturers on new designs and intend to continue expanding our working relationships with existing customers and cultivating new customers.

•	Develop closer and deeper relationships with display module and mobile device manufacturers. We focus our sales and marketing strategy on establishing and cultivating close relationships with both major display module manufacturers and mobile handset manufacturers, which allows us to align our product development with meeting their future requirements. We believe that frequent communication and successful collaboration on key projects may lead to deeper relationships and broader adoption of our products. We also believe that our exclusive focus on display drivers and our independence provides competitive advantages over some of our captive competitors in terms of visibility into industry trends and our ability to serve a variety of customers.

•	Provide cost-competitive, value-added products to customers. We plan to leverage our fabless business model and operations in lower-cost regions to maintain an efficient cost structure. We intend to take advantage of our existing design and manufacturing expertise to shorten our design times and reduce the die size of our products, which will help us maintain an efficient cost structure. We believe this will allow us to provide customers with cost-competitive, value-added products in a timely manner.

•	Enter other small panel display markets. While we have focused primarily on the mobile handset display market, our design capabilities and display driver technologies are applicable to other small panel display markets. In 2005, we had our first volume shipments of display drivers for inclusion in MP3 players and our products are also being used in PDAs.

Sales and Marketing

Our direct customers are display module manufacturers, who in turn sell their display modules to mobile handset manufacturers. We focus our sales and marketing strategy on establishing business and technology relationships with both major display module manufacturers and mobile handset manufacturers to allow us to work closely with them on future driver solutions that align with their product roadmaps. Our design engineers collaborate with display module design engineers to create display drivers that comply with the specifications of the mobile handset manufacturers and provide a high level of performance at competitive prices. Our end customer market is highly concentrated among a few significant mobile handset manufacturers.

We market and sell our products through our direct sales force and marketing teams located in the United States, China, Hong Kong, Japan, Korea, and Taiwan, as well as through independent distributors in China, Hong Kong, Japan, Korea, and Taiwan. We also utilize application engineers to provide technical support and assistance to potential and existing customers in designing, testing and qualifying display modules that incorporate our products.

Customers

In 2005, Samsung SDI Co., Hosiden Corporation and Philips MDS accounted for approximately 42%, 17% and 13% of our revenue, respectively. We are actively working with other display module manufacturers on new designs and intend to continue expanding our working relationships with existing customers and cultivating new customers. Even as we expand our customer base, we expect a significant portion of our revenue to be generated from sales to a limited number of customers, including Philips MDS and Samsung SDI. As a result, the loss of or significant reduction in orders from either of these customers could significantly reduce our revenue and adversely impact our operating results. These mobile display module manufacturers supply modules incorporating our drivers to a concentrated group of significant mobile handset manufacturers, including LG Electronics Inc., Nokia Corporation and Samsung Electronics Co., Ltd. We have recently started shipping products to other display module manufacturers, which in turn are selling display modules to other major and emerging mobile handset manufacturers. Please refer to Note 9 of Notes to Consolidated Financial Statements included in this annual report for additional information regarding revenue by geographic region.

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

In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases to orders within the same quarter and with limited advance notice. We expect such increases and decreases of orders to continue to occur in the future.

Manufacturing

We outsource the manufacturing, assembly and testing of our products to third parties. Our foundry suppliers fabricate our products using a customized, high-voltage version of their mature and stable CMOS process technology with feature sizes of 0.22 micron and higher. Our principal foundry suppliers are Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn.Bhd. in Malaysia and United Microelectronics Corporation in Taiwan. In the future, we may also use other foundry suppliers. Our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value. To the extent our foundry suppliers experience poor yield rates or tightened capacity conditions, we may be unable to meet our customers’ demand requirements and our business may be harmed.

Following wafer fabrication processing, our wafers are shipped from the foundries to assembly and testing contractors, where they are electrically tested and assembled onto tape carrier packages for certain devices. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our control over the performance of our devices. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, to assemble and test our products. To the extent these contractors experience heightened demand for their services, we may be unable to secure sufficient testing and assembly capacity to meet our customers’ product demand requirements. While our testing contractors currently ship our products directly to our customers, we may in the future ship products to customers out of our own facility.

Inventory

We manage inventories by forecasting demand on a product-by-product basis based upon our industry experience and communications with our customers. We place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Depending upon the level of demand for our products and demand for products incorporating our display drivers, we may maintain substantial inventories of our products in order to be able to meet demand on a timely basis. In addition, any cancellation, modification or delay in shipments in the future may impact our inventory levels.

Research and Development

We conduct our semiconductor design and development activities primarily in Korea. This allows us to access a pool of experienced display driver engineers and maintain geographic proximity to our customers while helping us to lower our operating costs. We believe that our continued commitment to research and development and timely introduction of new and enhanced display drivers is integral to maintaining our competitive position. As a result, we expect to continue to allocate significant resources to these efforts. Our total expenditures for research and development were $14.5 million for 2005, $15.0 million for 2004 and $7.0 million for 2003.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and proprietary information through agreements with our customers, suppliers, employees and consultants. As of December 31, 2005, we had seven U.S. patent applications pending, six foreign patent applications pending, and had been issued one U.S. patent and two patents in Korea. These patent applications and issued patents cover our CSTN driving scheme, OLED screen performance and OLED power reduction. We expect to file additional patent applications covering our intellectual property. We cannot assure you that any patents will be issued to us as a result of our pending or future applications or that any patent issued will provide substantive protection for the technology or product covered by it.

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

Competition

The markets for semiconductors generally, and small flat panel display drivers in particular, are intensely competitive. We believe that the principal competitive factors in our market include cost, design times, display performance, level of integration, design customization, manufacturing expertise and quality.

We believe our solutions compete favorably across these factors. However, many of our current and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. We anticipate that the market for our products will be subject to rapid technological change.

Many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. We typically compete with these captive semiconductor suppliers as well as independent semiconductor suppliers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Philips Electronics, N.V., Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation. The major independent semiconductor suppliers with which we may compete include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited.

Employees

As of December 31, 2005, we had 139 employees, including 66 in research and development, 27 in sales and marketing, 20 in operations and 26 in general and administrative functions. By region, 20 of our employees were located in the United States, 100 in Korea, 12 in Taiwan, and seven in other parts of Asia. None of our employees is covered by a collective bargaining agreement. We believe we have good relations with our employees.

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

ITEM 1A. RISK	FACTORS

You should carefully consider the risks described below as well as the other information contained in this annual report on Form 10-K in evaluating our company and our business. The risks and uncertainties described below may not be the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations would be impaired. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During 2005, our top three customers, Hosiden Corporation, Philips Mobile Display Systems, or Philips MDS, and Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., accounted for approximately 17%, 13% and 42% of our revenue, respectively. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, and we expect that the customers that represent a significant portion of our revenue will fluctuate from period to period. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In November 2005, the parent corporation of Philips MDS announced that the business of Philips MDS would be merged with Toppoly Optoelectronics Corporation. The transaction is expected to be completed in the first half of 2006 and we do not yet know what effect this may have on our business with Philips MDS. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.

In addition, nearly all of our products are used for displays sold for use in mobile handsets manufactured by a concentrated group of handset manufacturers. To the extent any of our module display customers lose some or all of their business with the mobile handset manufacturers to which they supply modules containing our products, our business would be adversely affected.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop new drivers and product enhancements that achieve timely and cost-effective market acceptance. The development of our drivers is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs, including low-cost versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	the prices at which we are able to offer our products;

•	quality, performance, power use and size of our products as compared to competing products and technologies;

•	successful integration of the display module, including components supplied by other suppliers;

•	commercial acceptance and commercial production of the products into which our drivers are incorporated;

•	achievement of acceptable manufacturing yields;

•	interoperability of our products with other display module components;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	mobile service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.

We cannot assure you that products we recently developed, such as our new amorphous TFT, or a-TFT, and low temperature polysilicon, or LTPS-TFT, drivers, or products we may develop in the future, will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

The average selling prices of our products could continue to decrease rapidly, which could negatively impact our revenue and operating results.

We have experienced, and may continue to experience, substantial period-to-period fluctuations in our operating results due to declines in our average selling prices. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which has resulted and may continue to result in declining average selling prices of the components comprising mobile handsets, including display modules and display drivers. In recent periods, we experienced significant declines in the average selling prices of our products. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward lower priced products, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, decline in market demand for one or more of our products, or the failure of one or more of our products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, demand for our CSTN drivers with 4K color resolution declined in 2005 as handset manufacturers transitioned to displays with 65K color resolution. We began shipping our initial a-TFT and LTPS-TFT products in 2005. Accordingly, market acceptance of our new a-TFT and LTPS-TFT products, as well as the next generation of our CSTN products, is critical to our future success.

Our business is highly dependent on the mobile handset market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.

Nearly all of our revenue is generated from sales of display drivers for use in mobile handsets. The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the mobile handsets into which our drivers are incorporated. Even though we may achieve design wins, if the mobile handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.

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

Our quarterly financial results fluctuate, which leads to volatility in our stock price.

Our revenue and operating results have fluctuated from quarter to quarter in the past and may continue to do so in the future. As a result, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance. Fluctuations in our revenue and operating results could negatively affect the trading price of our stock. In addition, our revenue and results of operations may, in the future, be below the expectations of analysts and investors, which could cause our stock price to decline. Factors that are likely to cause our revenue and operating results to fluctuate include the risk factors discussed throughout this section.

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

Our small panel display drivers are highly complex and have contained, and may in the future contain, undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, we may incur additional development, repair or replacement costs, and our credibility and the market acceptance of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

Our products must interoperate with the display module components supplied to our customers by other suppliers.

Our small panel display drivers comprise only part of a complex display subassembly manufactured by our display module customers. As a result, our drivers must operate according to specifications with the other components in the subassembly. For example, in the subassembly our drivers are attached to the display glass and must interoperate with the glass efficiently. If other components of the subassembly system fail to operate efficiently with our drivers, we may be required to incur additional development time and costs optimizing the interoperability of our drivers with the other components. Additionally, if other components of the subassembly contain errors or defects that cannot be corrected in a timely fashion, the display module customer may delay or cancel production of its modules, adversely impacting our sales.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

To remain competitive, we strive to improve our drivers to be manufactured using increasingly smaller geometries and to achieve higher levels of design integration. Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from our third-party foundry contractors. Use of advanced processes may have greater risk of initial yield problems and higher production costs. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. In the past, we have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to successfully migrate to smaller geometry processes. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our gross margin and our operating results.

Our limited operating history makes it difficult for us to accurately forecast revenue and appropriately plan our expenses.

We were formed in May 2000 and had our initial meaningful shipments of products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. Moreover, because we do not sell directly to mobile handset manufacturers, we have limited visibility into their order patterns and sales of their products. Due to our limited operating history and limited visibility into mobile handset manufacturers’ demand, it is difficult to accurately forecast our future revenue and budget our operating expenses. The rapidly evolving nature of the mobile handset market and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

We do not expect to achieve our historical revenue growth rates, so you should not rely on the results of any past periods as an indication of future revenue growth.

In the past, we have experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We did not experience such rate of growth in 2005 and we do not expect similar revenue growth rates in future periods. Our revenue in 2005 was down 57% compared to 2004. Although our revenue grew in the third and fourth quarters of 2005, we may not sustain such growth rates in future periods. Accordingly, you should not rely on the results of any prior annual periods as an indication of our future revenue growth or financial results.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of approximately $(0.1) million and $(1.7) million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred a net loss of $11.4 million in 2005 and we may not again achieve or sustain profitability on a quarterly or annual basis. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123(R), we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method, which expense recognition will have an adverse impact on our results of operations. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

We sell our drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, our ability to accurately forecast demand for our products is limited by our lack of a direct relationship with mobile handset manufacturers. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize or may decrease rapidly, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. This inventory risk is exacerbated because many of our products are customized, which hampers our ability to sell any excess inventory to the general market.

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

The markets for semiconductors generally, and small panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited. Additionally, many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Philips Electronics, N.V., Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

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

Our direct customers are display module manufacturers serving the mobile handset market. Two of our primary customers, Philips MDS and Samsung SDI, are divisions or entities within or affiliated with corporate organizations that have other divisions or entities that design, manufacture and sell display drivers that compete with our products. To the extent one or more of these primary customers chooses to replace our products with internally developed products, our business will be negatively impacted.

We rely on third-party contractors to manufacture, assemble and test our products and our failure to secure sufficient capacity or a significant increase in wafer pricing could limit our growth and adversely affect our operating results.

We rely on third-party contractors to manufacture, assemble and test our drivers. We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test contractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. We currently anticipate that we may experience capacity constraints at key test vendors in the first half of 2006, which could result in higher costs required to secure needed capacity.

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

Our manufacturing, assembly and test processes are complex and involve significant customization and refinement. We are therefore restricted, in terms of time and cost, in our ability to use alternate third-party contractors in the event of capacity constraints. If we are unable to obtain capacity as required or obtain alternative sources of capacity on favorable terms, our revenue and profitability would likely decline.

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margin and could adversely affect our ability to compete effectively.

We have experienced, and may again experience, manufacturing yields that were less than we had anticipated. Semiconductor manufacturing yields are a function of product design, which is developed largely by us, and process technology, which is typically developed by our third-party foundries. As low manufacturing yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify sensitivities relating to the design processes used. As a result, yield problems may not be identified until well after the production process has begun. Resolution of yield problems requires cooperation by and communication between us and the foundry. Any decrease in manufacturing yields could result in an increase in our manufacturing costs and decrease our ability to fulfill customer orders in a timely fashion. This could potentially have a negative impact on our revenue, our gross margin, our gross profit, and our customer relationships. Our wafer manufacturers may be unable to achieve or maintain acceptable manufacturing yields in the future. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation and result in our customers working with our competitors.

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

We rely on our key personnel to manage our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In November 2005, we hired Antonio Alvarez as our President and Chief Executive

Officer, who will significantly influence the future direction and strategy of the Company. In addition, Dr. Steve Ahn, our founder and former CEO, recently transitioned from a full-time executive position to an advisory role and remains on our board of directors; and Chol Chong, our Vice President of Operations, has notified us that he intends to retire in March 2006. We also recently appointed Dr. Jose Arreola to the position of Executive Vice President of Engineering. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2005, we had seven U.S. patent applications pending, six foreign patent applications pending and had been issued one U.S. patent and two Korea patents. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and operations personnel in China, Hong Kong and Taiwan. All of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist and other foreign laws and business practices that favor local competition in some countries;

•	difficulties in managing foreign operations, including cultural differences;

•	difficulty in hiring qualified management, technical sales and applications engineers;

•	inadequate local infrastructure;

•	multiple, conflicting and changing laws, regulations, export and import restrictions, and tax schemes;

•	potentially longer and more difficult collection periods and exposure to foreign currency exchange rate fluctuations; and

•	political and economic instability.

Any of these factors could significantly harm our future sales and operations and, consequently, results of operations and financial condition.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

In prior periods, we significantly increased the scope of our operations and expanded our workforce. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We recently implemented enterprise resource planning software and continue to expand the application of this software in our business. In some respects this software has not functioned as expected and additional applications have taken significantly longer to implement than anticipated. As a result, we may need to expend additional resources to achieve a satisfactory level of functionality. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers and greater levels of inventories. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Difficulties in collecting accounts receivable could result in significant charges against income and the deferral of revenue recognition from sales to affected customers, which could harm our operating results and financial condition.

Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. As we seek to expand our customer base, it is possible that new customers may expose us to greater credit risk than our existing customers. Accounts receivable owed by foreign customers may be difficult to collect. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may be required to defer revenue recognition on sales to affected customers, which could adversely affect our operating results. We may have to record additional reserves or write-offs and/or defer revenue on certain sales transactions in the future, which could negatively impact our financial results.

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

We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.

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

Future acquisitions also could cause us to expend a substantial portion of our cash balances, incur debt or contingent liabilities or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders, which could impair our financial position. In addition, any future acquisitions may not be favorably received by investors or securities analysts, which could cause declines in our stock price.

Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.

The trading price of our common stock is highly volatile. This could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in revenue or operating results;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company or our products or our competitors;

•	announcements by mobile handset manufacturers;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	additions or departures of key personnel;

•	the trading volume of our common stock;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of publicly-traded companies in general and semiconductor companies in particular.

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

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

We believe that our executive officers and directors, in the aggregate, beneficially own approximately 21% of our outstanding common stock as of March 1, 2006. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, the FASB adopted Statement 123(R), “Share Based Payment– an Amendment of FASB Statements No. 123 and 95,” which will require us, starting in the first quarter of 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and take a compensation charge equal to that value.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and companies and accounting firms lack significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur, increased expense and to devote significant management resources to Section 404 compliance. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive and administrative headquarters occupy approximately 11,840 square feet of a facility located in Sunnyvale, California, under a lease that expires in June 2010. In addition, we lease approximately 29,244 square feet in Korea under four leases, with expiration dates from June 2006 to September 2006. These facilities in Korea are used to house our primary engineering operations, as well as lab space and sales and administrative offices. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our foreseeable expansion of operations. For additional information regarding obligations under leases, see Note 4 of Notes to Consolidated Financial Statements under the subheading “Operating leases,” which information is hereby incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss and a judgment has been entered in favor of the company and all other defendants. The matter remains subject to the possibility of appeal by the plaintiffs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ National Market under the symbol “LDIS.” As of December 31, 2005, there were approximately 61 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, we estimate the actual number of stockholders to be over 1,500.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by The NASDAQ National Market:

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$10.50	$5.63	$—	$—
Second Quarter	8.16	5.41	14.05	13.10
Third Quarter	8.74	6.26	13.71	8.90
Fourth Quarter	6.94	4.87	16.94	7.50

No cash dividends were paid on our common stock in 2005 and 2004.

Use of Proceeds from the Sale of Registered Securities

On June 15, 2004, our registration statement on Form S-1 (Registration No. 333-113880) was declared effective for our initial public offering. As of December 31, 2005, we had invested the $76.5 million in net proceeds from the offering in money market funds, municipal bonds, commercial paper and government agency bonds. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures, although none is currently contemplated.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on June 9, 2006, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this report.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial and operating information for Leadis Technology together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and our audited consolidated financial statements and notes thereto included elsewhere in this annual report.

The selected consolidated balance sheet data as of December 31, 2005 and December 31, 2004 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2005 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2003, December 31, 2002 and December 31, 2001 and the selected consolidated statements of operations data for the years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$64,182	$150,250	$84,456	$7,597	$770
Revenue from related party (1)	—	—	—	296	453

Total revenue	64,182	150,250	84,456	7,893	1,223

Cost of revenue (2)	50,197	97,725	54,305	6,597	421
Cost of revenue from related party (1)	—	—	—	184	—
Research and development (2)	14,522	14,964	7,042	1,398	322
Selling, general and administrative (2)	12,766	8,545	3,538	1,493	711

Total costs and expenses	77,485	121,234	64,885	9,672	1,454

Operating income (loss)	(13,303)	29,016	19,571	(1,779)	(231)
Interest and other income (expense), net	2,718	956	59	119	46
Minority interest in net (income) loss	—	—	—	—	42

Net income (loss) before income taxes	(10,585)	29,972	19,630	(1,660)	(143)
Provision for income taxes	765	12,379	6,870	—	—

Net income (loss)	$(11,350)	$17,593	$12,760	$(1,660)	$(143)

Basic net income (loss) per share	$(0.40)	$0.72	$0.62	$(0.28)	$(0.03)

Diluted net income (loss) per share	$(0.40)	$0.63	$0.55	$(0.28)	$(0.03)

Weighted-average number of shares used in calculating basic net income (loss) per share	28,143	24,469	20,572	5,980	5,545
Weighted-average number of shares used in calculating diluted net income (loss) per share	28,143	27,817	23,130	5,980	5,545

(1)	In 2002 and 2001, one of our customers held in excess of 5% of our capital stock and had a member of its management on our board of directors. Upon our sale and issuance of shares of our Series B redeemable convertible preferred stock in August 2002, this related party ceased to own in excess of 5% of our capital stock and no longer had a member of its management on our board of directors.

(2)	Amounts include amortization of deferred stock-based compensation as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
Cost of revenue	$97	$269	$26	$—	$—
Research and development	794	1,730	692	—	—
Selling, general and administrative	1,211	2,492	202	—	—

Total	$2,102	$4,491	$920	$—	$—

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,801	$45,012	$22,956	$8,685	$585
Working capital	$116,040	$124,351	$26,470	$12,138	$946
Total assets	$143,914	$154,815	$61,652	$16,501	$2,127
Total debt	$—	$—	$—	$—	$10
Redeemable convertible preferred stock	$—	$—	$14,300	$13,250	$200
Stockholders’ equity (deficit)	$119,815	$127,106	$13,607	$(147)	$1,427

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.

We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers and other consumer electronic devices. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

Although some of our products are suitable for use in other consumer electronic device markets, we have primarily focused on the mobile handset market. The mobile handset market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving mobile handset specifications and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.

Total revenue was $64.2 million in 2005, a decrease of 57% from $150.3 million in 2004. Unit shipments were 48.5 million in 2005, a decrease of 13% as compared to 2004. Total costs and expenses likewise decreased 36% to $77.5 million in 2005 as compared to $121.2 million in 2004. Our net loss was $11.4 million in 2005 as compared to net income of $17.6 million in 2004.

From our inception through 2004, our revenue was derived almost exclusively from sales of 4K color super twisted nematic, or CSTN, and organic light emitting diode, or OLED, devices. Beginning in late 2004 and continuing through 2005, the market migrated to next generation 65K CSTN devices and thin film transistor, or TFT, devices. In addition, demand for OLED devices declined dramatically in 2005 due to the relatively higher cost of OLED display modules compared to CSTN display modules. This market transition occurred at a time when we did not have sufficient competitive products available to meet the changing market. Sales of our 65K CSTN and new TFT products did not increase rapidly enough in 2005 to compensate for substantial declines in sales of our 4K CSTN and OLED products. As a result, our fiscal 2005 operating results suffered. We are now focusing on introducing new low-cost versions of our 65K CSTN products and increasing our sales of TFT devices, which we believe will be the prominent technologies for small panel displays for the next several years.

The decrease in cost of revenue during 2005 was primarily driven by the revenue decreases. During 2005, we increased our headcount to support long-term business growth, to expand our engineering and sales capabilities, and to provide for the additional administrative requirements of a public company. We believe this investment was necessary to pursue business opportunities and establish infrastructure for future growth, although we cannot assure you that we will successfully generate future revenue in line with these headcount increases. We currently expect that headcount in the near term will remain relatively flat compared to the end of 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

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

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. To date, most of our sales were to large established companies based on purchase orders from these customers with minimal collectibility issues. Customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria will not be met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Uncollectible Accounts Receivable. We perform credit evaluations of each of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We regularly monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon any specific customer collection issues we have identified and our best estimate of allowance requirements. While we have not experienced any significant credit losses to date, we may experience substantially higher credit loss rates in the future. Our accounts receivable are generally concentrated in a limited number of customers, and we expect them to remain concentrated in the future. We may increase our credit risk as we expand our limited customer base due to the credit worthiness of newer customers compared with our existing customers. Any significant change in the liquidity or financial position of any current or future customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts.

Inventory Reserve. We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories by comparing quantity on hand with forecasted future sales based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

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

Accounting for Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or tax strategies and to the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We continually review our estimates related to our income tax obligations, and revise our estimates, if necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income. In addition, the calculation of our tax liabilities involves the inherent uncertainty in the application of complex tax laws. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of potential examinations by tax authorities. If such payments ultimately prove to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), we will be required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. The adoption of SFAS No. 123(R)’s fair value method will have an adverse impact on our results of operations, although it will have no impact on our overall financial position.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the three years ended December 31, 2005:

	Years Ended December 31,
	2005	2004	2003
Total revenue	100%	100%	100%
Cost of revenue	78%	65%	64%
Research and development	23%	10%	9%
Selling, general and administrative	20%	6%	4%

Total costs and expenses	121%	81%	77%

Operating income (loss)	(21)%	19%	23%
Net income (loss)	(18)%	12%	15%

Total Revenue

	2005	Change	2004	Change	2003
	(in thousands)
Total revenue	$64,182	(57)%	$150,250	78%	$84,456

Total revenue was $64.2 million in 2005, a decrease of $86.1 million, or 57%, as compared to $150.3 million in 2004. We shipped approximately 48.5 million units in 2005, which represented a decrease of 13% compared to the approximately 55.9 million units we shipped in 2004. The decline in revenue is primarily the result of the market transitioning from older 4K CSTN and OLED devices to newer 65K CSTN and TFT products at a time when we did not have sufficient competitive products available to meet the changing market. While we experienced growth in sales of 65K CSTN, TFT and monochrome STN devices in 2005, these increases were not sufficient to compensate for the significant declines in sales of 4K CSTN and OLED devices. Display driver price is a function of technology as well as the maturity of the device sold. Our average selling price declined from $2.69 in 2004 to $1.32 in 2005, reflecting overall price erosion in the display driver market due to competitive conditions, the technology mix in our products sold and a greater proportion of our sales from mature products in 2005. While we currently expect sales in 2006 to increase as compared to 2005 sales, any such increases are dependent on market acceptance of recently introduced products and further introduction of new products, particularly new TFT products and new low-cost versions of our 65K CSTN products.

Total revenue increased 78% to $150.3 million in 2004 as compared to $84.5 million in 2003. Unit shipments increased 94% to approximately 55.9 million units in 2004 as compared to approximately 28.8 million units in 2003, as mobile handset models using our display drivers experienced higher sales, we expanded our product offering and our products were included in more mobile handset designs. While total revenue increased substantially in 2004 compared to 2003, we experienced a decline in revenue in the fourth quarter of 2004 as compared to the third quarter of 2004. This decline was primarily the result of significant reductions in shipments of our OLED devices, with increases in shipments of our CSTN products unable to compensate for such OLED declines.

Revenue by Customer

	% of Revenue for the Years Ended December 31,			% of Accounts Receivable at December 31,
	2005	2004	2003	2005	2004
Samsung SDI	42%	37%	23%	22%	10%
Hosiden Corporation	17%	*	*	*	*
Philips Mobile Display Systems	13%	52%	76%	25%	73%

*	Less than 10%

Substantially all of our revenue in 2005, 2004 and 2003 has been generated from sales to a very small number of customers. Historically, our largest customers have been Samsung SDI Co., including its wholly-owned subsidiary Samsung OLED Co. Ltd., and Philips Mobile Display Systems, or Philips MDS, which collectively accounted for 55%, 89% and 99% of our revenue in 2005, 2004 and 2003, respectively. In 2005, a third customer, Hosiden Corporation, accounted for 17% of our revenue. Revenue from Samsung SDI decreased in absolute dollars in 2005 compared to 2004 reflecting lower sales of our OLED products, partially offset by new demand for our STN products. Revenue from Philips MDS declined significantly in 2005 as compared to 2004, reflecting the product and technology transitions to newer generation TFT and CSTN devices. Although Philips MDS represented a smaller percentage of our revenue in 2005, we expect this customer to remain significant to our business in the future. While we seek to add additional customers, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Revenue by Geography

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2005	2004	2003
China	55%	54%	76%
Korea	32	42	24
Taiwan	13	4	—
Other	—	—	—

Total revenue	100%	100%	100%

Approximately $1.5 million, $62.4 million and $20.1 million of our sales were invoiced in Korean won for 2005, 2004 and 2003, respectively. All other sales were invoiced in U.S. dollars.

Cost of Revenue

	2005	% of Total revenue	2004	% of Total revenue	2003	% of Total revenue
	(in thousands)
Cost of revenue	$50,197	78%	$97,725	65%	$54,305	64%

Cost of revenue consists primarily of the costs of purchasing fabricated silicon wafers. We do not have long-term fixed-price supply contracts with our foundry contractors, therefore our wafer costs could fluctuate with the cyclical demand for semiconductors and availability of foundry capacity. In addition, after we purchase wafers from foundries, we also face the yield risk associated with manufacturing these wafers into finished products. Cost of revenue also includes costs associated with assembly, test and shipping of our products, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of revenue as a percent of revenue has varied from quarter to quarter based on the mix of products, foundry prices, average selling prices and seasonality of demand for our products. We expect these fluctuations to continue in the future.

Cost of revenue in 2005, compared to 2004, decreased $47.5 million, or 49%, primarily due to revenue declines. As a percent of revenue, cost of revenue increased to 78% in 2005, as compared to 65% in 2004. The increase as a percent of revenue was due to lower average selling prices as compared to the prior period, our mix of products sold and spreading our fixed costs over a smaller revenue base. The lower average selling prices resulted from competitive pricing pressure by handset makers that drove down component costs, including display drivers. In addition, a greater percent of our sales were of mature products, which generally had lower selling prices. Finally, with the significant decrease in revenue, our fixed costs were spread over a smaller revenue base, increasing these costs as a percent of sales. We recorded a charge of $1.9 million to write down inventory in 2005 due to inventory quantities on hand in excess of forecasted demand. The impact of the lower average selling prices was partially mitigated by reductions in wafer and test costs. Wafer costs may vary substantially in the future based on capacity at wafer foundries and wafer volumes purchased.

Cost of revenue increased marginally as a percent of revenue in 2004 compared to 2003 due primarily to reductions in average selling prices of our products as a result of our product mix and greater price sensitivity in the mobile handset market, which drove down component prices. Additionally, we recorded a charge of $3.5 million to write down inventory in 2004 due to inventory quantities on hand in excess of forecasted demand. These cost increases were partially offset by better manufacturing yields realized by our subcontractor suppliers due to maturity in the manufacturing processes, as well as our fixed costs being spread over a higher revenue base.

Research and Development

	2005	Change	2004	Change	2003
	(in thousands)
Research and development	$14,522	(3)%	$14,964	113%	$7,042
% of Total revenue	23%		10%		9%

Research and development expenses consist of costs related to development, testing, evaluation, masking revisions, compensation and related costs for personnel, occupancy costs and depreciation on research and development equipment. Research and development expenses include stock-based compensation expenses of $0.8 million, $1.7 million and $0.6 million in 2005, 2004 and 2003, respectively. All research and development costs are expensed as incurred. Research and development expenses may fluctuate in future periods due to timing of wafer qualification costs as well as the timing and number of new products under development.

Research and development expenses decreased $0.4 million, or 3%, in 2005 as compared to 2004. The decrease in research and development expenses was largely due to decreases in stock-based compensation expenses of $0.9 million. Additionally, we reduced wafer process fees by $0.7 million, costs associated with qualifying new products and processes by $0.5 million and costs of test wafers and mask sets by $0.4 million. These reductions were due to more efficient wafer qualification activities. These decreases were partially offset by an increase of $1.7 million associated with increased headcount and related infrastructure expenses during 2005, to support our business plan and pursue growth opportunities, and an increase of $0.4 million due to higher depreciation expense on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.

Research and development expenses increased both in absolute dollars and as a percent of revenue in 2004 compared to 2003. Approximately $5.7 million of the increase in 2004 was due to greater development activities for test wafers and mask sets related to new products and related process technologies. Approximately $1.2 million of the increase was due to higher stock-based compensation expenses and the remaining $1.0 million of increase was due to headcount increases to support additional product development activities associated with a larger number of new products under development.

Selling, General and Administrative

	2005	Change	2004	Change	2003
	(in thousands)
Selling, general and administrative	$12,766	49%	$8,545	142%	$3,538
% of Total revenue	20%		6%		4%

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, sales, finance and information technology, as well as outside legal and accounting costs. Selling, general and administrative expenses include stock-based compensation expenses of $1.2 million, $2.5 million and $0.2 million in 2005, 2004 and 2003, respectively.

Selling, general and administrative expenses in 2005 increased $4.2 million, or 49%, compared with 2004, despite our significant revenue decrease. Approximately $3.3 million of the increase was due to additional headcount and related infrastructure to support our long-term growth prospects. Consulting costs, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased approximately $1.0 million. An additional $1.2 million of the increase was due to legal, accounting and insurance costs incurred as a public company. Accounting costs in particular increased due to higher audit fees in connection with compliance with Section 404 of the Sarbanes-Oxley Act. Legal cost increases resulted from the securities class action lawsuit. Partially offsetting these increases was a decrease in stock-based compensation of $1.3 million. The increase in expenses in 2005 was also the result of being a public company for the entire year compared to only six months in 2004. We expect selling, general and administrative expenses during the first two quarters of 2006 to remain relatively flat with the levels recorded in the fourth quarter of 2005, excluding the impact of stock-based compensation.

Selling, general and administrative expenses increased $5.0 million in 2004 compared with 2003. Approximately $2.3 million of the increase in 2004 was due to stock-based compensation. Headcount to support our significant revenue growth and the expansion of our infrastructure increased $2.2 million to support a larger and more complex operation. The remaining increase was due to increases in legal, accounting and insurance costs resulting from our growth and additional costs required of a public reporting company. Excluding stock-based compensation, selling, general and administrative expenses remained flat as a percent of revenue in 2004 as compared to 2003 as the absolute dollar increase was in line with our revenue growth.

Interest and Other Income (Expense), net

	2005	Change	2004	Change	2003
	(in thousands)
Interest and other income (expense), net	$2,718	184%	$956	1,520%	$59

Interest and other income (expense), net in 2005 was up $1.8 million, or 184%, compared to 2004. We earned interest income of $3.0 million in 2005 and $0.9 million in 2004, with the increase primarily due to higher average cash balances from the proceeds of our initial public offering and secondarily due to higher average interest rates in 2005. We incurred foreign currency transaction losses of approximately $0.4 million in 2005 and foreign currency transaction gains of approximately $0.4 million in 2004. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure.

The increase in interest and other income (expense), net in 2004 as compared to 2003 was primarily due to interest income earned on our increased average cash balances as a result of approximately $76.5 million in proceeds from our initial public offering in June 2004.

Provision for Income Taxes

	2005	Change	2004	Change	2003
	(in thousands)
Provision for income taxes	$765	(94)%	$12,379	80%	$6,870
Effective tax rate	(7)%		41%		35%
% of Total revenue	1%		8%		8%

We recorded a provision for income taxes of $0.8 million in 2005 and a provision for income taxes of $12.4 million in 2004, resulting in effective tax rates of (7%) and 41% for the respective periods. Although we incurred cumulative losses in 2005, we are subject to taxes in the various countries where we operate, therefore, our effective tax rate is dependent on the mix of activities by country. Our tax rate for 2005 is not indicative of the rate we would expect on a consolidated basis if we generated consolidated net income. Our net income (loss)

includes nondeductible stock-based compensation expense of $2.1 million in 2005 and $4.5 million in 2004. These charges unfavorably impacted our effective tax rate approximately 2% for 2005 and 5% for 2004.

The provision for income taxes increased in 2004 compared to 2003 in both absolute dollars and in the effective tax rate. The increase in absolute dollars was due to our higher pre-tax income in 2004. The increase in the effective tax rate in 2004 as compared to 2003 was primarily due to the significant increase in stock-based compensation expense, which is not deductible for tax purposes. Excluding the stock-based compensation expense in both 2004 and 2003 our effective tax rate would have been 36% and 34%, respectively. In 2003, we released our $0.8 million valuation allowance as we concluded it was more likely than not that our deferred tax assets would be fully recovered due to the significant improvement in operating results. This lowered our effective tax rate for 2003.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital increased from $26.5 million at December 31, 2003 to $124.4 million at December 31, 2004, primarily due to the receipt of proceeds from our initial public offering in 2004, but decreased to $116.0 million at December 31, 2005 due primarily to our net loss in 2005. Cash, cash equivalents and short-term investments at December 31, 2005 were $106.9 million.

Net cash used in operating activities was $0.5 million for 2005, compared to net cash provided by operating activities of $9.6 million for 2004. We incurred a net loss of $11.4 million in 2005, compared to net income of $17.6 million in 2004. For 2005, use of cash in operating activities related to an increase in inventory of $8.9 million and a decrease in accounts payable of $2.7 million, offset by a decrease in accounts receivable of $15.8 million, as well as non-cash charges to deferred stock-based compensation expense of $2.1 million and inventory reserve of $1.9 million.

Accounts receivable decreased $15.8 million in 2005, but increased $1.4 million in 2004. The decrease in 2005 was due to decreased revenue and the timing of customer payments, while the increase in 2004 was due to timing of customer payments. Our days sales outstanding were 63 at December 31, 2005 and 83 at December 31, 2004. We expect days sales outstanding typically to range from 60 to 90 days.

Inventory before reserves increased by $8.9 million in 2005 and increased by $3.6 million in 2004. The increase in 2005 reflects a broader product portfolio than in the prior year, requiring us to maintain a larger inventory balance. Additionally, some of our newer customers have less visibility into future ordering patterns, requiring us to maintain larger inventory balances to meet greater swings in order demand. We increased inventory late in 2005 for specific TFT market opportunities, with certain of these programs delayed by key customers. Lastly, inventory balances were exceptionally low at the end of 2004 due to low forecasted revenue for the first quarter of 2005. Due to the significant increase in net inventory in 2005 as compared to 2004, our annualized inventory turns decreased to 5 in the fourth quarter of 2005 as compared to approximately 14 in the fourth quarter of 2004. We expect inventory turns to normally trend between 6 to 8. In order to effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. We cannot assure you that we will effectively manage our inventory balances to minimize obsolescence and meet rapidly changing customer demand, and any failure to effectively manage inventory could harm our revenues and profitability.

Accounts payable and accrued liabilities decreased $3.4 million in 2005 and decreased $4.6 million in 2004. The decrease in 2005 reflects lower inventory purchasing due to lower sales. The decrease in 2004 was due to timing of inventory payments related to inventory purchasing activity.

Net cash provided by investing activities was $27.8 million for the year ended December 31, 2005, compared to net cash used by investing activities of $63.8 million for the year ended December 31, 2004. Sales or maturities of available for sale securities were $63.8 million in 2005 while purchases of securities were $33.9 million, as a larger portion of our investments were held in securities classified as cash equivalents. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents. In 2005, we used $2.1 million of cash for the purchase of property and equipment, primarily for equipment and software for our design engineers and secondarily for furniture and leasehold improvements for our facility in the United States and expansion of our facility in Korea. In 2004, we invested $64.0 million of the net proceeds from our initial public offering and operating cash flow in short-term investments. We also purchased $1.3 million of fixed assets, primarily for test equipment in Korea and buildouts of newly leased facilities in our international locations. Other investing activities in 2004 included the release of $1.5 million of cash no longer restricted in connection with a letter of credit that expired in 2004.

Net cash provided by financing activities was $0.7 million for the year ended December 31, 2005 and $76.7 million for the year ended December 31, 2004. In 2005, the net cash provided by financing activities was almost entirely due to proceeds from issuance of our common stock under our stock option and stock purchase plans. In 2004, financing cash flows included net proceeds of $76.5 million from our initial public offering in June 2004.

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

Recently issued accounting pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. In the event of a voluntary change in accounting principle, SFAS No. 154 requires the change to be accounted for retrospectively in prior periods’ financial statements, unless it is impracticable to do so. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Change,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error.

In addition, in the event that an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, SFAS No. 154 requires that the change be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to voluntary changes in accounting principle and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a significant impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 will have a material impact on our results of operations or financial condition.

Contractual Obligations

Purchase obligations are comprised of orders for materials and services to build our inventory. We depend entirely upon subcontractors to manufacture our silicon wafers and provide assembly and test services. Due to lengthy subcontractor lead times, we must order materials and services from these subcontractors well in advance of required delivery dates, and we are obligated to pay for them in accordance with the payment terms. We expect to receive and pay for substantially all inventory purchased under these purchase obligations within the next three months.

The following sets forth our commitments to settle contractual obligations in cash as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$1,587	$687	$793	$107	$—
Purchase obligations	10,126	10,126	—	—	—

Total	$11,713	$10,813	$793	$107	$—

Off-Balance-Sheet Arrangements

As of December 31, 2005, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $100.4 million as of December 31, 2005, and have a weighted average interest rate of approximately 4%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. Substantially all of our 2005 sales invoices were denominated in the U.S. dollar. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 75 to 90 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leadis Technology, Inc.:

We have completed an integrated audit of Leadis Technology, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Leadis Technology, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 15, 2006

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$72,801	$45,012
Short-term investments	34,077	63,961
Accounts receivable, net of allowance for doubtful accounts of $494 in 2005 and $561 in 2004	14,775	30,423
Inventories	13,075	6,080
Deferred tax assets	340	2,167
Prepaid taxes	3,303	3,172
Prepaid expenses and other current assets	1,050	1,003

Total current assets	139,421	151,818
Property and equipment, net	3,505	2,103
Deferred tax assets	—	69
Other assets	988	825

Total assets	$143,914	$154,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,781	$20,510
Accrued liabilities	2,932	3,977
Taxes payable	2,330	2,873
Deferred margin	338	107

Total current liabilities	23,381	27,467
Other noncurrent liabilities	718	242

Total liabilities	24,099	27,709

Commitments (Note 4)

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock: $0.001 par value; 120,000,000 shares authorized and 28,492,148 shares issued and outstanding at December 31, 2005; 120,000,000 shares authorized and 28,025,635 shares issued and outstanding at December 31, 2004	28	28
Additional paid-in capital	103,674	101,812
Deferred stock-based compensation	(1,196)	(3,336)
Accumulated other comprehensive income	471	414
Retained earnings	16,838	28,188

Total stockholders’ equity	119,815	127,106

Total liabilities and stockholders’ equity	$143,914	$154,815

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$64,182	$150,250	$84,456

Costs and expenses
Cost of revenue (1)	50,197	97,725	54,305
Research and development (1)	14,522	14,964	7,042
Selling, general and administrative (1)	12,766	8,545	3,538

Total costs and expenses	77,485	121,234	64,885

Operating income (loss)	(13,303)	29,016	19,571
Interest and other income (expense), net	2,718	956	59

Net income (loss) before income taxes	(10,585)	29,972	19,630
Provision for income taxes	765	12,379	6,870

Net income (loss)	$(11,350)	$17,593	$12,760

Basic net income (loss) per share	$(0.40)	$0.72	$0.62

Diluted net income (loss) per share	$(0.40)	$0.63	$0.55

Weighted-average number of shares used in calculating net income (loss) per share
Basic	28,143	24,469	20,572
Diluted	28,143	27,817	23,130

(1)	Amounts include amortization of deferred stock-based compensation as follows:

	Years Ended December 31,
	2005	2004	2003
Cost of revenue	$97	$269	$26
Research and development	794	1,730	692
Selling, general and administrative	1,211	2,492	202

Total	$2,102	$4,491	$920

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(11,350)	$17,593	$12,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	783	325	177
Net loss on disposal or sale of fixed assets	21	13	—
Allowance for doubtful accounts	—	1	465
Provision for excess and obsolete inventory	1,888	3,461	332
Deferred tax assets	1,912	(1,137)	(1,088)
Employee stock-based compensation expense	2,078	4,383	737
Non-employee stock-based compensation expense	24	108	183
Tax benefit from exercise of warrants	1,199	—	—
Changes in current assets and liabilities:
Accounts receivable	15,764	(1,373)	(23,967)
Inventory	(8,854)	(3,576)	(5,745)
Prepaid taxes	(131)	(3,172)	—
Prepaid expenses and other assets	(182)	(682)	(334)
Accounts payable	(2,748)	(4,671)	22,850
Accrued and other liabilities	(622)	121	3,213
Taxes payable	(543)	(1,408)	4,281
Deferred margin	224	(380)	—

Net cash provided by (used in) operating activities	(537)	9,606	13,864

Cash flows from investing activities:
Purchases of available for sale securities	(33,880)	(89,589)	—
Sales or maturity of available for sale securities	63,763	25,601	—
Restricted cash	—	1,500	—
Purchase of property and equipment	(2,131)	(1,273)	(711)

Net cash provided by (used in) investing activities	27,752	(63,761)	(711)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	76,492	—
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance costs	—	—	1,050
Issuance of common stock upon exercise of options	701	127	47
Receipt of common stock subscription and stockholder note receivable	—	119	—

Net cash provided by financing activities	701	76,738	1,097

Effect of exchange rate changes on cash and cash equivalents	(127)	(527)	21

Net increase in cash and cash equivalents	27,789	22,056	14,271
Cash and cash equivalents at beginning of year	45,012	22,956	8,685

Cash and cash equivalents at end of year	$72,801	$45,012	$22,956

Supplemental disclosures:
Deferred stock-based compensation	$(38)	$4,235	$4,329

Total taxes paid	$2,513	$19,077	$4,116

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	1,915	$2	6,661	$7	$2,118	$(119)	$—	$10	$(2,165)	$(147)
Net income	—	—	—	—	—	—	—	—	12,760	12,760	$12,760
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	27	—	27	27

Comprehensive income											$12,787

Deferred stock-based compensation	—	—	—	—	4,329	—	(4,329)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	737	—	—	737
Issuance of warrants to customer	—	—	—	—	183	—	—	—	—	183
Exercise of common stock options	—	—	342	—	47	—	—	—	—	47
Conversion of Series A convertible preferred stock to common stock	(1,915)	(2)	1,915	2	—	—	—	—	—	—

Balance at December 31, 2003	—	—	8,918	9	6,677	(119)	(3,592)	37	10,595	13,607
Net income	—	—	—	—	—	—	—	—	17,593	17,593	$17,593
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	404	—	404	404
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(27)	—	(27)	(27)

Comprehensive income										—	$17,970

Deferred stock-based compensation	—	—	—	—	4,235	—	(4,235)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	4,491	—	—	4,491
Conversion of preferred stock to common stock	—	—	12,310	12	14,288	—	—	—	—	14,300
Proceeds from initial public offering, net of issuance costs of $7,508	—	—	6,000	6	76,486	—	—	—	—	76,492
Exercise of warrants	—	—	352	—	—	—	—	—	—	—
Exercise of common stock options	—	—	445	1	126	—	—	—	—	127
Repayment of shareholder note	—	—	—	—	—	119	—	—	—	119

Balance at December 31, 2004	—	—	28,025	28	101,812	—	(3,336)	414	28,188	127,106
Net loss	—	—	—	—	—	—	—	—	(11,350)	(11,350)	$(11,350)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	104	—	104	104
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(47)	—	(47)	(47)

Comprehensive loss											$(11,293)

Deferred stock-based compensation	—	—	—	—	(38)	—	38	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,102	—	—	2,102
Exercise of common stock options	—	—	363	—	113	—	—	—	—	113
Issuance of common shares under stock purchase plan	—	—	104	—	588	—	—	—	—	588
Tax benefits realized from warrant exercises	—	—	—	—	1,199	—	—	—	—	1,199

Balance at December 31, 2005	—	$—	28,492	$28	$103,674	$—	$(1,196)	$471	$16,838	$119,815

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on design, development and marketing of our products and outsource all of our semiconductor fabrication, assembly and test, which enables us to reduce the capital requirements of our business. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic device markets. We completed our initial public offering in June 2004, with net proceeds of approximately $76.5 million. We are incorporated in the state of Delaware.

Note 2. Summary of Significant Accounting Policies and Concentrations of Credit Risk

The audited consolidated financial statements include the accounts of Leadis Technology and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Basis of presentation

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the year ended December 31, 2005.

Use of estimates

Our audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Stock split

On May 15, 2004, our board of directors approved, and on June 10, 2004 our stockholders approved, an amendment to our Amended and Restated Certificate of Incorporation to effect a 3 for 2 split of our common and preferred stock. A Certificate of Amendment to our Amended and Restated Certificate of Incorporation effecting the stock split was filed on June 10, 2004. All information related to common stock, preferred stock, options and warrants to purchase common or preferred stock and earnings per share included in these consolidated financial statements has been retroactively adjusted to give effect to the stock split.

Foreign currency translation

Our Korea subsidiary uses its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars at

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our consolidated statements of operations.

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

Cash, cash equivalents and short-term investments

We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All short-term investments are classified as available for sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

Risks and uncertainties and concentrations of credit risk

Our products are currently manufactured, assembled and tested by third party contractors in Asia. We do not have long-term agreements with any of these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition and results of operations.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. We place our cash primarily in checking and money market accounts with reputable financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any material losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available for sale. We do not hold or issue financial instruments for trading purposes.

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

Inventory reserve

We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management, additional inventory reserve may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. For sales to distributors, we defer recognition of revenue until the distributor has resold the products to their end customer, as we are not able to reliably estimate the returns or credits.

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

Stock-based compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method are presented below. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

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

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(11,350)	$17,593	$12,760
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	1,522	2,874	479
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of tax	(4,105)	(3,285)	(495)

Pro forma net income (loss)	$(13,933)	$17,182	$12,744

Basic net income (loss) per share as reported	$(0.40)	$0.72	$0.62

Diluted net income (loss) per share as reported	$(0.40)	$0.63	$0.55

Pro forma basic net income (loss) per share	$(0.50)	$0.70	$0.62

Pro forma diluted net income (loss) per share	$(0.50)	$0.62	$0.55

The weighted average fair value of the stock options granted during the years ended December 31, 2005, 2004 and 2003 was approximately $3.66, $6.90 and $2.79 per share, respectively. The weighted-average fair value of stock purchase rights granted under our stock purchase plan during the years ended December 31, 2005, 2004 and 2003 was approximately $3.08, $0 and $0, respectively. The fair value of the stock options and stock purchase plan rights were estimated on the date of grant based on the following weighted average assumptions:

	Stock Options			Stock Purchase Plan Rights
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Expected life (years)	4	4	4	0.67	—	—
Risk-free interest rate	4%	3%	3%	2%	—	—
Dividend yield	—	—	—	—	—	—
Expected annualized volatility	83%	107%	107%	94%	—	—

Net income (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options, warrants and unvested shares subject to repurchase using the treasury stock method, to the extent it is dilutive.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$(11,350)	$17,593	$12,760

Denominator:
Weighted-average common shares outstanding	28,290	19,191	7,148
Weighted-average participating redeemable convertible preferred shares outstanding	—	5,642	13,964
Less: unvested common shares subject to repurchase	(147)	(364)	(540)

Total shares, basic	28,143	24,469	20,572

Effect of dilutive securities:
Stock options and warrants	—	2,984	2,018
Unvested shares subject to repurchase	—	364	540

Total shares, diluted	28,143	27,817	23,130

Net income (loss) per common share, basic	$(0.40)	$0.72	$0.62

Net income (loss) per common share, diluted	$(0.40)	$0.63	$0.55

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	2005	2004	2003
Stock options	5,391	78	—
Unvested shares subject to repurchase	147	—	—

Comprehensive income (loss), net of tax

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between our net income (loss) and comprehensive income (loss) is from foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(11,350)	$17,593	$12,760
Foreign currency translation adjustment	104	404	27
Unrealized gain (loss) on available for sale securities	(47)	(27)	—

Comprehensive income (loss)	$(11,293)	$17,970	$12,787

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated other comprehensive income, as reported on the Consolidated Balance Sheets, included the following components (in thousands):

	December 31,
	2005	2004
Unrealized loss on available for sale securities, net of tax	$(74)	$(27)
Cumulative translation adjustment	545	441

Accumulated other comprehensive income	$471	$414

Recently issued accounting pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. In the event of a voluntary change in accounting principle, SFAS No. 154 requires the change to be accounted for retrospectively in prior periods’ financial statements, unless it is impracticable to do so. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Change,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. In addition, in the event that an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, SFAS No. 154 requires that the change be accounted for as a change in accounting estimate. Under APB No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to voluntary changes in accounting principle and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a significant impact on our results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning in the first quarter of 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. We will recognize stock-based compensation expense on all awards on a straight-line basis over the requisite service period using the modified prospective method. The adoption of SFAS No. 123(R)’s fair value method will have a significant adverse impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 will have a material impact on our results of operations or financial condition.

Note 3. Financial Statement Details

Financial instruments

The following is a summary of available for sale securities at December 31, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$10,137	$—	$—	$10,137
Government bonds	11,965	—	(66)	11,899
Municipal bonds	18,199	—	(36)	18,163
Auction rate receipts	3,000	—	—	3,000
Commercial paper	54,725	6	(3)	54,728
Corporate bonds	2,527	—	(16)	2,511

	$100,553	$6	$(121)	$100,438

Included in:
Cash and cash equivalents				$66,361

Short-term investments				$34,077

The following is a summary of available for sale securities at December 31, 2004 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$11,048	$—	$—	$11,048
Government bonds	5,200	—	(30)	5,170
Municipal bonds	14,355	—	(12)	14,343
Auction rate receipts	44,450	—	—	44,450
Variable rate demand notes	12,995			12,995

	$88,048	$—	$(42)	$88,006

Included in:
Cash and cash equivalents				$24,045

Short-term investments				$63,961

Our portfolio of available for sale securities by contractual maturity at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Due in one year or less	$97,438	$76,004
Due after one year	3,000	12,002

	$100,438	$88,006

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of investments with loss positions is $26.7 million and $15.6 million at December 31, 2005 and 2004, respectively. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. We have the ability and intent to hold these investments until recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity, given the high credit quality of these investments.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$4,234	$1,954
Work-in-progress	8,841	4,126

	$13,075	$6,080

During 2005 and 2004, we recorded charges totaling $1.9 million and $3.5 million, respectively, to cost of revenue to write down inventory due to inventory quantities on hand in excess of forecasted demand.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$2,416	$813
Furniture and fixtures	271	197
Machinery, equipment and vehicles	1,729	1,405
Real estate	269	261
Leasehold improvements	292	132

	4,977	2,808
Less: accumulated depreciation and amortization	(1,472)	(705)

	$3,505	$2,103

Depreciation expense was $0.8 million, $0.3 million and $0.2 million for 2005, 2004 and 2003, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004
Accrued supplier payable	$1,155	$797
Warranty reserve	839	2,358
Payroll related liabilities	838	798
Other accrued liabilities	100	24

	$2,932	$3,977

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

Changes in our liability for product warranty during 2005 and 2004 were as follows (in thousands):

Balance December 31, 2003	$1,112
Accruals for warranty	1,792
Settlements made	(546)

Balance December 31, 2004	2,358
Accruals for warranty	612
Adjustments	(1,110)
Settlements made	(1,021)

Balance December 31, 2005	$839

The adjustments to our warranty reserve are the result of historical warranty claims below our original estimates which were based on historical claim rates.

Revenue by Customer

	% of Revenue for the Years Ended December 31,			% of Accounts Receivable at December 31,
	2005	2004	2003	2005	2004
Samsung SDI	42%	37%	23%	22%	10%
Hosiden Corporation	17%	*	*	*	*
Philips Mobile Display Systems	13%	52%	76%	25%	73%

*	Less than 10%

Substantially all of our revenue in 2005, 2004 and 2003 has been generated from sales to a very small number of customers. Historically, our largest customers have been Samsung SDI Co., including its wholly-owned subsidiary, Samsung OLED Co. Ltd., and Philips Mobile Display Systems, or Philips MDS, which collectively accounted for 55%, 89% and 99% of our revenue in 2005, 2004 and 2003, respectively. In 2005, a third customer, Hosiden Corporation, accounted for 17% of our revenue.

Interest and Other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Interest income	$3,034	$948	$189
Foreign exchange gain/(loss)	(214)	7	(123)
Other	(102)	1	(7)

	$2,718	$956	$59

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2010. In some instances, lease terms require us to pay maintenance and repair costs. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Years ended December 31,
2006	$687
2007	288
2008	251
2009	254
2010 and thereafter	107

$1,587

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $0.7 million in 2005, $0.3 million in 2004 and $0.1 million in 2003.

Note 5. Common Stock

Our certificate of incorporation, as amended, authorizes us to issue 120,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2005, there were 28,492,148 shares of common stock issued and outstanding.

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

Note 6. Preferred Stock and Warrants

Preferred Stock

At December 31, 2005, there were 5,000,000 shares of preferred stock authorized for issuance, none of which were outstanding. In June 2004, all preferred shares then outstanding were converted to common stock as a result of our initial public offering. Prior to our initial public offering, we had authorized 14,492,692 shares of redeemable convertible preferred stock, of which 14,225,144 shares were outstanding.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

A warrant to purchase 192,060 shares of Series B convertible preferred stock at $1.174 per share was granted to one of our customers in January 2004. The number of shares covered by this warrant was based on sales activity from January 1, 2002 to June 30, 2003. This warrant was valued at $216,000 and recorded as a reduction in revenue of $33,000 in 2002 and $183,000 in 2003. The value of this warrant was estimated using the Black-Scholes option pricing model. Upon completion of our initial public offering, this warrant became exercisable for common stock. The warrant was exercised in 2004.

Preferred stock issued for technology license

In October 2000, we licensed certain display technology in exchange for 300,000 shares of our Series 1 convertible preferred stock and a warrant to purchase 75,000 shares of our common stock at $0.10 per share. The warrant was exercised in 2004. The technology license has a term of three years and automatically renews unless either party terminates it in writing. As of December 31, 2005, the technology license was still in place. To date, our products have not incorporated the technology under this license. We will have to pay royalties to the extent future products incorporate this technology.

Note 7. Stock Plans

Stock option plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of December 31, 2005, options exercisable for 1,088,933 shares were outstanding under the 2000 Plan and no shares were available for future grant.

In August 2002, the board of directors approved our 2002 Equity Incentive Plan (the “2002 Plan”) and authorized grants of up to 3,825,000 shares under the Plan. The 2000 Plan was terminated upon the approval of the 2002 Plan. Shares authorized but unissued under the 2000 Plan were retired, and 2000 Plan options subsequently cancelled upon employee or consultant termination were also retired.

In March 2004, the board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”), and our stockholders approved the 2004 Plan in April 2004. The 2004 Plan is an amendment and restatement of our 2002 Plan. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan was 6,000,000 at the inception of the plan, which amount may be increased annually on December 31 of each year, from 2004 to 2013, by up to 5% of the number of fully-diluted shares of common stock outstanding on such date. As of December 31, 2005, the authorized shares were increased by approximately 1,558,000 in accordance with the terms of the plan.

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 16, 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors Plan”), which was effective upon the closing of our initial public offering. The 2004 Directors Plan calls for the automatic grant of nonstatutory stock options to purchase shares of common stock to our non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan was 400,000 shares at the inception of the plan, which amount may be increased annually on December 31 of each year, from 2004 to 2013, by the number of shares of common stock subject to options granted during such year. As of December 31, 2005, the authorized shares were increased by 80,000 in accordance with the terms of the plan.

The following table summarizes activity under the Plans (shares in thousands):

	Options Available for Future Issuance	Outstanding Options	Weighted Average Price
Balance at December 31, 2002	3,196	2,184	$0.13
Options granted	(1,456)	1,456	$0.20
Exercised	—	(343)	$0.14
Terminated/cancelled	89	(89)	$0.12
Retired	—	(34)	$0.10

Balance at December 31, 2003	1,829	3,174	$0.16
Authorized	4,161	—
Options granted	(1,192)	1,192	$5.07
Exercised	—	(445)	$0.29
Terminated/cancelled	29	(29)	$0.94

Balance at December 31, 2004	4,827	3,892	$1.65
Authorized	1,638	—
Options granted	(2,051)	2,051	$6.18
Exercised	—	(363)	$0.31
Terminated/cancelled	189	(189)	$6.38

Balance at December 31, 2005	4,603	5,391	$3.29

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. Shares subject to repurchase rights at December 31, 2005 totaled 147,000.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2005 (shares in thousands):

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Wtd Avg Remaining Contractual Life	Number of Shares
$ 0.10	903	5.29	903
$ 0.12	800	7.15	533
$ 0.24 – 0.50	947	7.28	579
$ 4.50 – 6.35	1,651	6.36	258
$ 6.56 – 9.69	1,027	6.93	178
$ 12.00 – 14.00	63	8.41	49

$ 0.10 – $14.00	5,391	6.59	2,500

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 104,154 and 0 shares under the ESPP during 2005 and 2004, respectively.

Stock options issued to non-employees

During 2005 and 2004, we granted options to consultants to purchase 5,500 and 24,000 shares of common stock with a weighted average exercise price of $6.32 and $9.38, respectively. The fair value of options granted to consultants was estimated using the Black-Scholes model and total expense was $24,000 and $108,000 in 2005 and 2004, respectively.

Note 8. Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Years Ended December 31,
	2005	2004	2003
US operations	$(2,303)	$23,281	$18,469
Foreign operations	(8,282)	6,691	1,161

Total pretax income	$(10,585)	$29,972	$19,630

As of December 31, 2005, accumulated unremitted earnings from our Korea subsidiary were approximately $5.6 million. Accumulated unremitted foreign earnings as of December 31, 2004 were $6.0 million. Earnings from Korea operations, after full provision for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to taxation by the federal government of the United States and/or other jurisdictions.

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(1,833)	$11,323	$6,901
State	36	490	349
Foreign	650	1,699	708

Total current	(1,147)	13,512	7,958

Deferred:
Federal	1,992	(1,116)	(1,018)
State	(83)	(27)	(20)
Foreign	3	10	(50)

Total deferred	1,912	(1,133)	(1,088)

Total provision	$765	$12,379	$6,870

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$6	$—
Tax credits	12	—
Warranty reserve	6	843
Inventory valuation differences	174	937
Allowance for doubtful accounts	4	184
Accruals, reserves, and other	138	272

Gross deferred tax assets	340	2,236
Valuation allowance	—	—

Net deferred tax assets	$340	$2,236

Deferred tax liabilities:
Fixed assets and other	$14	$—

Net deferred tax assets	$326	$2,236

At December 31, 2005, we had net operating loss carryforwards of approximately $0.8 million for state purposes. The state net operating losses will begin to expire in 2015, if not utilized. At December 31, 2005, we also had research and development tax credit carryforwards of approximately $19,000 for state purposes that will carryforward indefinitely if not utilized. Pursuant to the ownership change provisions of the Tax Relief Act of 1986, utilization of our net operating loss and research and development tax credit carryforwards may be limited if a change of ownership of more than 50% occurs within any three-year period.

We regularly assess the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. Based on that assessment, we recorded a valuation allowance in 2002. Because of our improved operating results for the year ended December 31, 2003, we reversed the prior valuation allowance and did not record a valuation allowance as of December 31, 2004 or December 31, 2005.

The calculation of our tax liabilities involves the inherent uncertainty in the application of complex tax laws. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of potential examinations by tax authorities. If such payments ultimately prove to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Tax at federal statutory rate	$(3,705)	$10,490	$6,870
State income taxes, net of federal tax benefits	(24)	338	299
Amortization of stock compensation	736	1,572	262
Foreign earnings taxed at different rates	3,792	(179)	252
Change in valuation allowance	—	—	(755)
Tax credits	(18)	(18)	(34)
Tax exempt interest income	(277)	—	—
Other	261	176	(24)

Total provision	$765	$12,379	$6,870

Note 9. Operating Segment and Geographic Information

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of December 31, 2005, 2004 and 2003, 10%, 12% and 18%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each year-end were maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2005	2004	2003
China	55%	54%	76%
Korea	32	42	24
Taiwan	13	4	—
Other	—	—	—

Total revenue	100%	100%	100%

Note 10. Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss and a judgment has been entered in favor of the company and all other defendants. The matter remains subject to the possibility of appeal by the plaintiffs.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$11,604	$13,538	$17,585	$21,455
Cost of revenue	$8,449	$9,723	$13,712	$18,313
Research and development	$3,741	$3,930	$3,443	$3,408
Selling, general and administrative	$2,589	$3,101	$3,345	$3,731
Total costs and expenses	$14,779	$16,754	$20,500	$25,452
Operating loss	$(3,175)	$(3,216)	$(2,915)	$(3,997)
Net loss	$(2,529)	$(2,625)	$(2,549)	$(3,647)

Basic net loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.13)
Diluted net loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.13)
Weighted-average number of shares used in basic net loss per share calculation	27,867	28,031	28,192	28,297
Weighted-average number of shares used in diluted net loss per share calculation	27,867	28,031	28,192	28,297

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$34,763	$41,325	$40,898	$33,264
Cost of revenue	$21,790	$26,061	$26,205	$23,669
Research and development	$3,690	$3,083	$3,958	$4,233
Selling, general and administrative	$1,968	$2,051	$2,366	$2,160
Total costs and expenses	$27,448	$31,195	$32,529	$30,062
Operating income	$7,315	$10,130	$8,369	$3,202

Net income	$4,669	$6,212	$4,960	$1,752
Basic net income per share	$0.23	$0.28	$0.18	$0.06
Diluted net income per share	$0.19	$0.24	$0.16	$0.06
Weighted-average number of shares used in basic net income per share calculation	20,755	21,858	27,187	27,501
Weighted-average number of shares used in diluted net income per share calculation	24,197	25,751	30,615	30,849

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included under Item 8 in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item relating to our directors and executive officers is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”). We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.leadis.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Exhibits:

Exhibit No.	Description of Document

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4†	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6†	Employment Agreement with Steve Ahn, dated August 15, 2002. (1)

10.7†	Employment Agreement with Ken Lee, dated August 15, 2002. (1)

10.8†	Employment Agreement with Victor Lee, dated December 3, 2002. (1)

10.9†	Employment Agreement with Daniel Hauck, dated January 5, 2004. (1)

10.10†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.11†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.12†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (5)

10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated June 21, 2003. (4)

10.14	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated February 24, 2004. (4)

Exhibit No.	Description of Document
10.15	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (5)

10.16	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited—Mobile Display Systems, dated December 15, 2004. (5)

10.17†	Registrant’s 2005 Management Bonus Plan. (6)

10.18†	Employment Agreement with Chol Chong, dated April 1, 2005. (7)

10.19†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005. (8)

10.20†	Registrant’s Non-Employee Director Cash Compensation Policy. (9)

10.21†	Employment Agreement with Jose Arreola dated January 20, 2006. (10)

21.1	Subsidiaries of the Registrant. (11)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (11)

24.1	Power of Attorney (see signature page).

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (11) (12)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (11) (12)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on April 30, 2004.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(11)	Filed herewith.

(12)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of March 2006.

LEADIS TECHNOLOGY, INC.

By:	/S/ VICTOR K. LEE
Victor K. Lee Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio R. Alvarez and Victor K. Lee, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANTONIO R. ALVAREZ Antonio R. Alvarez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ VICTOR K. LEE Victor K. Lee	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2006

/S/ KEUNMYUNG LEE Keunmyung Lee	Executive Vice President, Chief Operating Officer and Director	March 15, 2006

/S/ SUNG TAE AHN Sung Tae Ahn	Director	March 15, 2006

/S/ KENNETH GOLDMAN Kenneth Goldman	Director	March 15, 2006

/S/ DOUG MCBURNIE Doug McBurnie	Director	March 15, 2006

/S/ JAMES PLUMMER James Plummer	Director	March 15, 2006

/S/ ARATI PRABHAKAR Arati Prabhakar	Director	March 15, 2006

/S/ JACK SALTICH Jack Saltich	Director	March 15, 2006

/S/ LIP-BU TAN Lip-Bu Tan	Director	March 15, 2006

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4†	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6†	Employment Agreement with Steve Ahn, dated August 15, 2002. (1)

10.7†	Employment Agreement with Ken Lee, dated August 15, 2002. (1)

10.8†	Employment Agreement with Victor Lee, dated December 3, 2002. (1)

10.9†	Employment Agreement with Daniel Hauck, dated January 5, 2004. (1)

10.10†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.11†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.12†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (5)

10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated June 21, 2003. (4)

10.14	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated February 24, 2004. (4)

10.15	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (5)

10.16	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited—Mobile Display Systems, dated December 15, 2004. (5)

10.17†	Registrant’s 2005 Management Bonus Plan. (6)

10.18†	Employment Agreement with Chol Chong, dated April 1, 2005. (7)

10.19†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005. (8)

10.20†	Registrant’s Non-Employee Director Cash Compensation Policy. (9)

10.21†	Employment Agreement with Jose Arreola dated January 20, 2006. (10)

21.1	Subsidiaries of the Registrant. (11)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (11)

24.1	Power of Attorney (see signature page).

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

Exhibit No.	Description of Document

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (11) (12)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (11) (12)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on April 30, 2004.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(11)	Filed herewith.

(12)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.