Form 10-Q
period 2006-03-31
LEADIS TECHNOLOGY INC
filed 2006-05-10
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2006, 28,673,699 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$67,721	$72,801
Short-term investments	34,182	34,077
Accounts receivable, net	20,603	14,775
Inventories	9,994	13,075
Prepaid taxes	3,184	3,303
Prepaid expenses and other current assets	1,747	1,390

Total current assets	137,431	139,421
Property and equipment, net	3,341	3,505
Other assets	1,175	988

Total assets	$141,947	$143,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,324	$17,781
Accrued liabilities	2,789	2,932
Taxes payable	2,455	2,330
Other current liabilities	138	338

Total current liabilities	22,706	23,381
Other noncurrent liabilities	784	718

Total liabilities	23,490	24,099

Stockholders’ equity:
Common stock and additional paid-in capital	104,409	104,173
Deferred stock-based compensation	—	(1,196)
Retained earnings	14,048	16,838

Total stockholders’ equity	118,457	119,815

Total liabilities and stockholders’ equity	$141,947	$143,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue	$24,057	$11,604
Cost of sales (1)	20,395	8,449

Gross profit	3,662	3,155

Operating expenses:
Research and development (1)	3,635	3,741
Selling, general and administrative (1)	3,659	2,589

Total operating expenses	7,294	6,330

Operating loss	(3,632)	(3,175)
Interest and other income, net	888	292

Loss before income taxes	(2,744)	(2,883)
Provision (benefit) for income taxes	188	(354)

Loss before cumulative effect of change in accounting principle	(2,932)	(2,529)
Cumulative effect of change in accounting principle, net of tax	142	—

Net loss	$(2,790)	$(2,529)

Basic and diluted net loss per share	$(.10)	$(.09)

Weighted-average number of shares used in computing basic and diluted per share amounts	28,455	27,867

____________ (1) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,
	2006	2005
	(FAS 123R)	(APB 25)
Cost of sales	$130	$36
Research and development	277	275
Selling, general and administrative	649	420

Total stock based compensation	$1,056	$731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,790)	$(2,529)
Cumulative effect of change in accounting principle	(142)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	388	124
Deferred tax benefit	(185)	(358)
Stock-based compensation	1,056	731
Changes in assets and liabilities:
Accounts receivable	(5,829)	18,850
Inventories	3,101	416
Prepaid taxes	119	(164)
Prepaid expenses and other assets	(316)	(250)
Accounts payable	(484)	(10,913)
Accrued liabilities	(108)	(427)
Taxes payable	126	(473)
Other liabilities	(202)	(108)

Net cash provided by (used in) operating activities	(5,266)	4,899

Cash flows from investing activities:
Sale or maturity of available for sale securities	10,835	48,595
Purchases of available for sale securities	(10,941)	(22,700)
Purchase of property and equipment	(88)	(358)

Net cash provided by (used in) investing activities	(194)	25,537

Cash flows from financing activities:
Proceeds from issuance of common stock	346	305

Net cash provided by financing activities	346	305

Effect of exchange rate changes on cash and cash equivalents	34	(80)

Net increase (decrease) in cash and cash equivalents	(5,080)	30,661
Cash and cash equivalents at beginning of period	72,801	45,012

Cash and cash equivalents at end of period	$67,721	$75,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We design, develop and market mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on design, development and marketing of our products and outsource all of our semiconductor fabrication, assembly and test, which enables us to reduce the capital requirements of our business. We primarily focus on the mobile handset market, but some of our products are suitable for use in other consumer electronic device markets. We are incorporated in the state of Delaware.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of Leadis and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 15, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The balance sheet as of December 31, 2005 is derived from the audited financial statements as of and for the year then ended.

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the three-month period ended March 31, 2006.

Foreign currency translation

Our Korean subsidiary uses its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income, net, in our consolidated statements of operations.

Foreign exchange contracts

We purchase forward contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary and inventory purchases made in yen from suppliers in Japan. We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our condensed consolidated statements of operations. We do not hedge foreign currency translation exposure.

Cash, cash equivalents and short-term investments

We held $101.9 million of cash, cash equivalents and short-term investments at March 31, 2006. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available for sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

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

Risks and uncertainties and concentrations of credit risk

Our products are currently manufactured, assembled and tested by third-party contractors in Asia. We do not have long-term agreements with these contractors. A significant disruption in the operations of one or more of these contractors would impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, and/or results of operations.

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

Significant customer information is as follows:

	% of Revenue for the Three Months ended March 31,		% of Accounts Receivable at
			March 31, 2006	December 31, 2005
	2006	2005
Samsung SDI	29%	23%	16%	22%
AU Optronics	28%	*	33%	*
Philips Mobile Display Systems	25%	12%	34%	25%
Hosiden	*	27%	*	*
Toppoly	*	14%	*	*

*	Less than 10%

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

Inventory

We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. We specifically write down inventory to the market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of such inventory. Our written down carrying value is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. The need to provide additional inventory writedowns may change in future periods based on actual experience, the life cycles of our products or market conditions.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We have no awards with market or performance conditions. We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal year, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Upon adoption of SFAS 123(R), we selected to expense all future stock-based compensation awards on a straight-line basis. Prior to adoption of SFAS 123(R), we amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We will continue to expense options granted prior to adoption of SFAS 123(R) under the graded vesting method over their remaining vesting periods.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The effect of recording stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2006 was as follows:

Three Months ended March 31, 2006
Stock-based compensation recorded	$1,056
Tax effect on stock-based compensation	—

Subtotal	1,056

Stock-based compensation expense that would have been recorded under APB 25	341
Tax effect on stock-based compensation	—

Subtotal	341

Net effect on loss before income taxes and on net loss	$715

Effect on basic and diluted loss per share	$0.03

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million in the quarter ended March 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Share-Based Compensation Information under SFAS 123(R)

Upon adoption of SFAS 123(R), we continued to value share-based awards under the Black-Scholes model which was previously used for pro forma disclosures required under SFAS 123. The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $2.75 per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended March 31, 2006
	Stock Options	ESPP
Expected term	4.25 years	0.75 years
Volatility	58.0%	58.0%
Risk-free interest rate	4.8%	3.9%
Dividend yield	0.0%	0.0%

Volatility is based on an average of actual volatility in the daily closing price of our common stock over the past 12 months and since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. The expected life of employee stock options is 4.25 years, calculated using the simplified method allowed under SAB 107.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We recorded $1.1 million in share-based compensation expense during the three months ended March 31, 2006 related to share-based awards granted during the quarter and outstanding at the beginning of the quarter. No amounts were capitalized related to share-based compensation. We recorded no incremental tax benefits from stock options exercised in the period, as all exercises were by employees in countries where we do not receive any tax benefit from exercises.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net loss as reported	$(2,529)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	611
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(1,093)

Pro forma net loss	$(3,011)

Basic and diluted net loss per share, as reported	$(.09)

Pro forma basic and diluted net loss per share	$(.11)

The pro forma effects of estimated share-based compensation expense on net loss and net loss per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended March 31, 2005
	Stock Options	ESPP
Expected term	4 years	0.75 years
Volatility	100.0%	100.0%
Risk-free interest rate	3.8%	2.5%
Dividend yield	0.0%	0.0%

The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plans primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The Black-Scholes weighted average estimated fair value of stock options granted during the three months ended March 31, 2005 was $4.16 per share.

Net loss per share

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options and unvested shares subject to repurchase using the treasury stock method, to the extent it is dilutive.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Loss before cumulative effect of change in accounting principle	$(2,932)	$(2,529)

Net loss	$(2,790)	$(2,529)

Denominator:
Weighted-average common shares outstanding	28,572	28,106
Less: Unvested common shares subject to repurchase	(117)	(239)

Total shares, basic	28,455	27,867

Effect of dilutive securities:
Stock options	—	—
Unvested shares subject to repurchase	—	—

Total shares, diluted	28,455	27,867

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(.10)	$(.09)
Cumulative effect of change in accounting principle	—	—

Net loss per share, basic and diluted	$(.10)	$(.09)

The per share effect of the cumulative effect of change in accounting principle for the three months ended March 31, 2006 was less than $0.005.

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	March 31,
	2006	2005
Stock options	5,931	4,398
Unvested shares subject to repurchase	117	239

Comprehensive income (loss), net of tax

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss, as reported	$(2,790)	$(2,529)
Foreign currency translation adjustment	157	126
Unrealized gain/(loss) on available for sale securities	17	(63)

Comprehensive loss	$(2,616)	$(2,466)

The accumulated other comprehensive income, as reported on the consolidated balance sheets, included the following components (in thousands):

	As of
	March 31, 2006	December 31, 2005
Unrealized loss on available for sale securities, net of tax	$(58)	$(74)
Cumulative translation adjustment	701	545

Accumulated other comprehensive income	$643	$471

NOTE 2—INVENTORIES:

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$3,161	$4,234
Work-in-progress	6,833	8,841

	$9,994	$13,075

NOTE 3—INCOME TAXES:

We recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2006 and a benefit for income taxes of $0.4 million for the three months ended March 31, 2005, resulting in effective tax rates of (7)% and 12% for the respective periods. Our effective tax rate in 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” In the first quarter of 2005, due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the full year outlook, small changes in our estimated pre-tax income could have had a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the three months ended March 31, 2005 was based on the actual effective tax rate for the period. This resulted in our recording a tax benefit in the first quarter of 2005.

Our net loss includes stock-based compensation expense of $1.1 million for the three months ended March 31, 2006 and $0.7 million for the three months ended March 31, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 25% for the three months ended March 31, 2006 and reduced our effective tax benefit approximately 4% for the three months ended March 31, 2005.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of March 31, 2006 and December 31, 2005, 9% and 10%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended March 31,
	2006	2005
China	77%	50%
Korea	11%	31%
Taiwan	10%	19%
Other	2%	0%

Total revenue	100%	100%

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

Changes in our liability for product warranty, included in accrued liabilities, during the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$839	$2,358
Accruals for warranty during the period	363	56
Settlements made during the period	(100)	(781)

Balance, end of period	$1,102	$1,633

NOTE 6—LEGAL PROCEEDINGS:

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of the company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, where it is now pending.

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:

Stock Option Plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of March 31, 2006, options exercisable for 1,072,933 shares were outstanding under the 2000 Plan and no shares were available for future grant.

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

A summary of stock option transactions for all stock option plans follows (in thousands):

	Available for Future Issuance	Outstanding	Wtd. Avg. Exercise Price	Wtd Avg Remaining Contractual Life in Yrs	Aggregate Intrinsic Value
Balance, December 31, 2005	4,603	5,391	$3.29

Authorized	—	—
Options granted	(868)	868	$5.45
Options cancelled	37	(37)	$9.48
Options forfeited	180	(180)	$5.33
Exercises	—	(111)	$0.35

Balance, March 31, 2006	3,952	5,931	$3.56	6.30	14,697

Vested and expected to vest, March 31, 2006		5,570	$3.46	6.30	14,359
Vested and exercisable, March 31, 2006		2,647	$1.59	6.36	11,628

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $5.68 as of March 31, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at March 31, 2006 was 2.3 million.

Total intrinsic value of options exercised was approximately $0.5 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Total cash received by Leadis related to option exercises was $39 thousand and $18 thousand for the three months ended March 31, 2006 and 2005, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises, as all exercises were by employees in countries where we do not receive such tax benefits.

Total unrecognized compensation cost of $8.7 million at March 31, 2006, will be recognized over a weighted average period of 1.8 years.

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at March 31, 2006 and vesting during the three months then ended (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2005	147	$4.76
Vested	(30)	$3.76

Nonvested shares, March 31, 2006	117	$5.02

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 65,959 shares in the quarter ended March 31, 2006 under the ESPP.

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

We operate one business segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays. We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset and other consumer electronic device manufacturers. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer.

Although some of our products are suitable for use in other consumer electronic device markets, we have primarily focused on the mobile handset market. The mobile handset market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from two to three years, continually evolving mobile handset specifications and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.

From our inception through 2004, our revenue was derived almost exclusively from sales of color super twisted nematic, or CSTN, and organic light emitting diode, or OLED, products. Beginning in late 2004 and continuing through 2005, the market migrated to newer versions of CSTN devices with more color and higher resolutions and thin film transistor, or TFT, devices. In addition, demand for OLED products declined dramatically in 2005 due to the relatively higher cost of OLED display modules compared to CSTN display modules. This market transition occurred at a time when we did not have sufficient competitive product offerings available to meet the changing market. Sales of our new CSTN and TFT products did not increase rapidly enough in 2005 to compensate for substantial declines in sales of our older CSTN and OLED products. As a result, our fiscal 2005 operating results suffered. We are now focusing on introducing new CSTN products and increasing our sales of TFT products, which we believe will be the prominent technologies for small panel displays for the next several years.

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

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as disclosed in our Form 10-K filed with the SEC in March 2006, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, warranty obligations and income taxes. Our accounting policy for share-based payments, which changed in the first quarter of 2006 in connection with adoption of SFAS No. 123 (revised 2004) (SFAS No. 123(R)), is described below.

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for stock-based payments transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issues to Employees,” and instead generally requires that such transactions be accounted for using a fair value based method. We used the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), consistent with the approach previously used for our pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on the historical volatility of our stock over the past 12 months and for the duration of our term as a publicly traded company. The expected life is calculated using the simplified method under SAB 107. Our estimated forfeitures are based on historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period, which could materially affect our financial results. We elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest, and employee stock purchase plan activity, over the requisite service periods beginning on January 1, 2006, the first day of our fiscal year 2006.

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25. We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million in the quarter ended March 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Results of Operations

Total revenue for the first quarter of 2006 was $24.1 million, compared to $11.6 million in the same quarter of 2005. Unit shipments for the first quarter of 2006 were 20.6 million units, compared to 6.3 million units in the same quarter of 2005. Compared to the immediately prior quarter ended December 31, 2005, total revenue for the first quarter of 2006 increased 12% with unit shipments increasing 9%. Our increased sales in the first quarter of 2006 compared with the first quarter of 2005 were the result of sales growth in both TFT and new CSTN products. Although revenue more than doubled from the first quarter of 2005 to the first quarter of 2006, gross profit increased by only $0.5 million due to the decline in our gross margin from 27% to 15%. Our average selling prices declined 37% in the first quarter of 2006 as compared to the first quarter of 2005. Operating expenses increased $1.0 million to $7.3 million in 2006 as compared to $6.3 million in the same quarter in 2005. The increase was primarily due to increased payroll and related costs, and was partially offset by a decrease in product development costs. We incurred a net loss of $(2.8) million in the quarter ending March 31, 2006, as compared to net loss of $(2.5) million in the same quarter of 2005.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2006	2005
Revenue	100%	100%
Cost of sales	85	73

Gross profit	15	27

Operating expenses:
Research and development	15	32
Selling, general and administrative	15	22

Total operating expenses	30	55

Operating loss	(15)	(27)
Interest and other income, net	4	3

Loss before taxes	(11)	(25)

Provision for income taxes	1	(3)

Loss before cumulative effect of change in accounting principle	(12)	(22)
Cumulative effect of change in accounting principle	0	—

Net loss	(12)%	(22)%

Revenue

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Revenue	$24,057	$11,604	107%

Revenue increased 107% to $24.1 million in the three months ended March 31, 2006 as compared to $11.6 million in the three months ended March 31, 2005. We shipped approximately 20.6 million units in the first quarter of 2006, which represented an increase of 232% compared to the approximately 6.3 million units we shipped in the first quarter of 2005. The increase in revenue is primarily the result of our introduction of new products over the past 12 months, which led to a substantial increase in unit shipments. Our TFT sales increased five-fold as compared to the first quarter of 2005, and sales of CSTN devices nearly doubled. In 2005, the display driver market transitioned to newer TFT devices and higher-color and higher-resolution CSTN devices and we did not have competitive offerings. Our average selling price declined from $1.87 in the first quarter of 2005 to $1.17 in the first quarter of 2006. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. While the new product introductions increased revenue, our average selling price declined due to the late introduction of our new products relative to our competitors.

Compared to the immediately prior quarter ended December 31, 2005, revenue in the first quarter of 2006 increased 12% and our average selling price increased 3%. The sales increase is due to substantial growth in shipments of our TFT products, partially offset by declines in monochrome CSTN and OLED products. The increase in average selling price is the result of a more favorable product mix, in particular fewer sales of monochrome STN products combined with growth in TFT product sales. We currently expect revenue to increase approximately 15% to 30% in the second quarter as compared to the first quarter of 2006. We currently expect third quarter revenue to be flat to slightly lower relative to the second quarter and a resumption of growth in the fourth quarter.

Significant customer information is as follows:

	% of Revenue for the Three Months ended		% of Accounts Receivable at
	March 31,		March 31, 2006	December 31, 2005
	2006	2005
Samsung SDI	29%	23%	16%	22%
AU Optronics	28%	*	33%	*
Philips Mobile Display Systems	25%	12%	34%	25%
Hosiden	*	27%	*	*
Toppoly	*	14%	*	*

*	Less than 10%

Historically, most of our revenue has been generated from sales to a very small number of customers. During the first quarter of 2006, our top three customers, AU Optronics, Philips Mobile Display Systems, and Samsung SDI Co., collectively accounted for approximately 82% of our revenue. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future.

Gross Profit

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Gross profit	$3,662	$3,155	16%
% of revenue	15%	27%

Gross profit increased $0.5 million in absolute dollars in the three months ended March 31, 2006, compared to the same period in 2005, but gross margin declined by 12%. The decline in gross margin was due to not having enough new products with higher gross margins to offset gross margin declines on older products. We experienced significant average price declines over the periods presented, from $1.87 in 2005 to $1.17 in 2006, a 37% decline, and our manufacturing cost declines did not keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines. Gross margin varies with product mix, selling price and unit costs. We currently expect our average selling price to decrease slightly and gross margin to improve slightly in the second quarter of 2006 as compared to the first quarter. We seek to improve gross margin through the timely introduction of our new product offerings, although we cannot assure you that we will successfully introduce such products in a timely fashion or that such products will be accepted by the market at the prices required to improve our gross margin.

Research and Development

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Research and development	$3,635	$3,741	(3)%
% of revenue	15%	32%

Research and development expenses decreased as a percentage of revenue and declined $0.1 million, or 3%, in the quarter ended March 31, 2006 as compared to the same period of 2005. Research and development expenses include stock-based compensation expenses of $0.3 million for both periods presented. The costs associated with pre-production wafer manufacturing and qualifying new products and processes decreased $0.6 million for the periods covered due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting this decrease was an increase of $0.3 million due to additional headcount and related infrastructure to support our new product development efforts. Depreciation expense increased $0.1 million on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.

Selling, General and Administrative

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Selling, general and administrative	$3,659	$2,589	41%
% of revenue	15%	22%

Selling, general and administrative expenses in the first quarter of 2006 decreased as a percentage of revenue but increased in dollars by $1.1 million, or 41%, compared to the same period in 2005. Selling, general and administrative expenses include stock-based compensation expenses of $0.6 million and $0.4 million in the first quarter of 2006 and 2005, respectively, an increase of $0.2 million. Approximately $0.9 million of the increase in selling, general and administrative expense was due to additional headcount and infrastructure costs to support our long-term growth prospects. We currently expect selling, general and administrative expenses to remain relatively flat for the second quarter of 2006.

Interest and Other Income, Net

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Interest and other income, net	$888	$292	204%

Interest and other income, net in the three months ended March 31, 2006 increased $0.6 million, compared to the same period in 2005. We earned interest income of $1.0 million and $0.5 million in the three months ended March 31, 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a lower average cash and investment balance. We recorded foreign currency transaction losses of $0.1 million and $0.2 million in the first quarter of 2006 and 2005, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)
Provision (benefit) for income taxes	$188	$(354)	(153)%
Effective tax rate	(7)%	12%
% of revenue	1%	(3)%

We recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2006 and a benefit for income taxes of $0.4 million for the three months ended March 31, 2005, resulting in effective tax rates of (7)% and 12% for the respective periods. Our effective tax rate in 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We expect to incur a tax provision for the full year 2006, based on the tax rates in the various countries where we operate. In the first quarter of 2005, due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the full year outlook, small changes in our estimated pre-tax income could have had a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the three months ended March 31, 2005 was based on the actual effective tax rate for the period. This resulted in our recording a tax benefit in the first quarter of 2005.

Our net loss includes stock-based compensation expense of $1.1 million for the three months ended March 31, 2006 and $0.7 million for the three months ended March 31, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 25% for the three months ended March 31, 2006 and reduced our effective tax benefit approximately 4% for the three months ended March 31, 2005.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(5,266)	$4,899
Net cash provided by (used in) investing activities	(194)	25,537
Net cash provided by financing activities	346	305

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $116.0 million at December 31, 2005 to $114.7 million at March 31, 2006, due primarily to our net loss in 2006. Cash, cash equivalents and short-term investments at March 31, 2006 were $101.9 million.

Net cash used in operating activities was $5.3 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $4.9 million for the three months ended March 31, 2005. Net loss was $2.8 million for the three months ending March 31, 2006 and $2.5 million for the three months ending March 31, 2005.

Accounts receivable increased $5.8 million in the three months ended March 31, 2006 and decreased $18.9 million in the three months ended March 31, 2005. The increase in 2006 and the decrease in 2005 correspond to the increases and decreases in revenue in the corresponding quarters. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 78 at March 31, 2006 and 91 at March 31, 2005. We expect days sales outstanding typically to range from 60 to 90 days. We currently expect sales growth in the second quarter of 2006, which is likely to result in further increases in receivables and uses of cash from operating activities.

Inventory decreased by $3.1 million in the three months ended March 31, 2006 and decreased by $0.4 million in the three months ended March 31, 2005. The decrease in 2006 was primarily due to increasing sales volumes in the quarter. In particular, inventory quantities of TFT devices declined on the ramp in sales in the quarter. The decrease in 2005 corresponds to the lower sales in the quarter and relatively flat sales expected in the following quarter. Our annualized inventory turns were 8.2 for the three months ended March 31, 2006 as compared to 5.9 for the three months ended March 31, 2005, reflecting the higher sales and inventory reduction in the 2006 period. In order to effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

Accounts payable, accrued liabilities and taxes payable decreased $0.5 million in the three months ended March 31, 2006 and decreased $11.8 million in the three months ended March 31, 2005. The decrease in 2005 reflects a larger payable balance at December 31, 2004 due to larger purchases of inventory in that quarter and the sharp reduction in sales in the following quarter.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2006 compared to net cash provided by investing activities of $25.5 million in the three months ended March 31, 2005. We purchased approximately $0.1 million and $0.4 million of property and equipment in the first of 2006 and 2005, respectively. In the first quarter of 2005, many investments were moved to securities classified as cash equivalents. Likewise, cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents.

Net cash provided by financing activities was $0.3 million for the first quarter of both 2006 and 2005, due to proceeds from issuance of our common stock under our stock option and stock purchase plans.

In order to secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term. We may also enter into agreements that commit us to purchase minimum quantities of wafers or utilize minimum quantities of back-end assembly and test resources in order to secure capacity or to achieve favorable prices. For example, we recently entered into six-month agreement to secure test equipment capacity, with a total financial commitment of $1.2 million. This agreement secures more than half of our expected test equipment requirements for this period. If our requirements for test capacity decline, this agreement could result in excess manufacturing costs that would harm our financial results and cash flows for these periods. While we currently do not have plans for any other long-term agreements with any of our suppliers, we may enter into similar agreements in the future that we believe are in our best interests to secure needed capacity.

In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. For example, we recently initiated sales to a customer through a hub, whereby inventory is shipped to a third-party warehouse near the customer’s manufacturing site and pulled by the customer when required for manufacturing. We invoice the customer when the customer pulls the inventory from the hub. This arrangement, and any similar future arrangements, could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

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

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $97.5 million as of March 31, 2006, and have a weighted average interest rate of approximately 4%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. Substantially all of our 2006 sales invoices were denominated in the U.S. dollar. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are reimbursed within 75 to 90 days. Our Korean subsidiary carries foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of the company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, where it is now pending.

Item 1A. Risk Factors.

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.

We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2005 and the first quarter of 2006, our top three customers accounted for approximately 70% and 82% of our revenue, respectively. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, and we expect that the customers that represent a significant portion of our revenue will fluctuate from period to period. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

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

We have experienced, and may continue to experience, substantial period-to-period fluctuations in our operating results due to declines in our average selling prices. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which has resulted and may continue to result in declining average selling prices of the components comprising mobile handsets, including display modules and display drivers. In recent periods, we experienced significant declines in the average selling prices of our products. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

We derive all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, decline in market demand for one or more of our products, or the failure of one or more of our products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, demand for our CSTN drivers with lower resolution declined in 2005 as handset manufacturers transitioned to displays with higher color resolution. We began shipping our initial a-TFT and LTPS-TFT products in 2005. Accordingly, market acceptance of our new a-TFT and LTPS-TFT products, as well as the next generation of our CSTN products, is critical to our future success.

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

In the past, we have experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We did not experience such rate of growth in 2005 and we do not expect similar revenue growth rates in future periods. Our revenue in 2005 was down 57% compared to 2004. Although our revenue grew sequentially approximately 12% in the first quarter of 2006 as compared to the fourth quarter of 2005 and is expected to grow again in the second quarter of 2006, we may not sustain such revenue growth in future periods. Accordingly, you should not rely on the results of any prior annual or quarterly periods as an indication of our future revenue growth or financial results.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred a net loss of $11.4 million in 2005 and $2.8 million in the first quarter of 2006. We may not again achieve or sustain profitability on a quarterly or annual basis. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123(R), we are now required to apply certain expense recognition provisions to share-based compensation to employees using the fair value method, which expense recognition will have an adverse impact on our results of operations. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses.

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

We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In November 2005, we hired Antonio Alvarez as our President and Chief Executive Officer, who will significantly influence the future direction and strategy of the Company. In addition, Dr. Steve Ahn, our founder and former CEO, recently transitioned from a full-time executive position to an advisory role and remains on our board of directors. We also recently appointed Dr. Jose Arreola to the position of Executive Vice President of Engineering and Dr. Robert Fang to the position of Vice President of Operations. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of April 30, 2006, we had six U.S. patent applications pending, six foreign patent applications pending and had been issued two U.S. patents and two Korea patents. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering, sales and operations personnel in Korea and sales and/or operations personnel in China, Hong Kong, Japan, and Taiwan. All of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. Our international operations are subject to a number of risks, including:

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

We believe that our executive officers and directors, in the aggregate, beneficially own approximately 21% of our outstanding common stock as of March 31, 2006. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, January 1, 2006, we adopted the revised statement of Financial Accounting Standard Board Statement No. 123R (SFAS 123R), “Share-Based Payment,” which requires that we record compensation expense in our statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

Dated: May 10, 2006	LEADIS TECHNOLOGY, INC.

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