Form 10-Q
period 2006-06-30
LEADIS TECHNOLOGY INC
filed 2006-08-08
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 28,922,340 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$70,823	$72,801
Short-term investments	32,906	34,077
Accounts receivable, net	27,023	14,775
Inventories	11,177	13,075
Taxes receivable	2,724	3,303
Prepaid expenses and other current assets	1,483	1,390

Total current assets	146,136	139,421
Property and equipment, net	3,699	3,505
Other assets	1,404	988

Total assets	$151,239	$143,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,882	$17,781
Accrued liabilities	3,824	2,932
Taxes payable	2,921	2,330
Other current liabilities	88	338

Total current liabilities	33,715	23,381
Noncurrent liabilities	780	718

Total liabilities	34,495	24,099

Stockholders’ equity:
Common stock and additional paid-in capital	105,922	104,173
Deferred stock-based compensation	—	(1,196)
Retained earnings	10,822	16,838

Total stockholders’ equity	116,744	119,815

Total liabilities and stockholders’ equity	$151,239	$143,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$30,936	$13,538	$54,993	$25,142
Cost of sales (1)	27,848	9,723	48,243	18,172

Gross profit	3,088	3,815	6,750	6,970

Operating expenses:
Research and development (1)	3,394	3,930	7,029	7,671
Selling, general and administrative (1)	3,864	3,101	7,523	5,690

Total operating expenses	7,258	7,031	14,552	13,361

Operating loss	(4,170)	(3,216)	(7,802)	(6,391)
Interest and other income, net	1,027	724	1,915	1,016

Loss before income taxes	(3,143)	(2,492)	(5,887)	(5,375)
Provision for (benefit from) income taxes	83	133	271	(221)

Loss before cumulative effect of change in accounting principle	(3,226)	(2,625)	(6,158)	(5,154)
Cumulative effect of change in accounting principle, net of tax	—	—	142	—

Net loss	$(3,226)	$(2,625)	$(6,016)	$(5,154)

Basic and diluted net loss per share	$(.11)	$(.09)	$(.21)	$(.18)

Weighted-average number of shares used in computing basic and diluted per share amounts	28,654	28,031	28,569	27,964

(1)	Amounts include stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(FAS 123R)	(APB 25)	(FAS 123R)	(APB 25)
Cost of sales	$123	$25	$253	$61
Research and development	264	226	541	501
Selling, general and administrative	917	297	1,566	717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,016)	$(5,154)
Cumulative effect of change in accounting principle	(142)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	659	289
Provision for excess and obsolete inventory	1,155	285
Loss on purchase commitments	473	—
Deferred tax benefit	(438)	(840)
Stock-based compensation	2,360	1,279
Changes in assets and liabilities:
Accounts receivable	(12,249)	20,030
Inventories	771	(1,351)
Taxes receivable	579	(164)
Prepaid expenses and other assets	(1)	(743)
Accounts payable	9,065	(9,335)
Accrued liabilities	430	(717)
Taxes payable	592	(796)
Other current liabilities	(253)	(108)

Net cash provided by (used in) operating activities	(3,015)	2,675

Cash flows from investing activities:
Sale or maturity of available for sale securities	17,816	56,164
Purchases of available for sale securities	(16,645)	(25,155)
Purchase of property and equipment	(687)	(742)

Net cash provided by investing activities	484	30,267

Cash flows from financing activities:
Proceeds from issuance of common stock	463	321

Net cash provided by financing activities	463	321

Effect of exchange rate changes on cash and cash equivalents	90	(161)

Net increase (decrease) in cash and cash equivalents	(1,978)	33,102
Cash and cash equivalents at beginning of period	72,801	45,012

Cash and cash equivalents at end of period	$70,823	$78,114

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The balance sheet as of December 31, 2005 is derived from the audited financial statements as of and for the year then ended.

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the three and six month periods ended June 30, 2006.

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

Cash, cash equivalents and short-term investments

We held $103.7 million of cash, cash equivalents and short-term investments at June 30, 2006. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available for sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

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

Significant customer information is as follows:

	% of Revenue for the Three Months Ended June 30,		% of Revenue for the Six Months Ended June 30,		% of Accounts Receivable at
					June 30, 2006	December 31, 2005
	2006	2005	2006	2005
Samsung SDI Co.	33%	47%	31%	37%	13%	22%
TPO Displays Corp. **	31%	21%	30%	23%	41%	29%
AU Optronics Corp.	30%	*	29%	*	39%	13%
Hosiden Corp.	*	21%	*	24%	*	*

*	Less than 10%
**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.

In the second quarter of 2006, Philips Mobile Display Systems completed its previously announced merger with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are now combined under the name TPO Displays Corp.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We have no awards with market or performance conditions. We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Upon adoption of SFAS 123(R), we selected to expense all future stock-based compensation awards on a straight-line basis. Prior to adoption of SFAS 123(R), we amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We will continue to expense options granted prior to adoption of SFAS 123(R) under the graded vesting method over their remaining vesting periods.

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

The effect of recording stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation recorded	$1,304	$2,360
Tax effect on stock-based compensation	(172)	(349)

Subtotal	1,132	2,011

Stock-based compensation expense that would have been recorded under APB 25	362	703
Tax effect on stock-based compensation	(36)	(69)

Subtotal	326	634
Net effect on loss before income taxes	$942	$1,657

Net effect on net loss	$806	$1,377

Effect on basic and diluted loss per share	$0.03	$0.05

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million in the quarter ended March 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Share-Based Compensation Information under SFAS 123(R)

Upon adoption of SFAS 123(R), we continued to value share-based awards under the Black-Scholes model that was previously used for pro forma disclosures required under SFAS 123. The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $2.59 and $2.73 per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.25 years	0.75 years	4.25 years	0.75 years
Volatility	55.0%	58.0%	56.5%	58.0%
Risk-free interest rate	5.1%	4.0%	5.0%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Volatility for the three and six months ended June 30, 2006 is based on an average of actual volatility in the daily closing price of our common stock (i) over the past 12 months and (ii) since we became a publicly traded company. Volatility for 2005 was calculated based on the average stock volatility of our publicly traded peer companies when we did not have a sufficient trading history. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is 4.25 years, calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

We recorded $2.4 million in share-based compensation expense during the six months ended June 30, 2006 related to share-based awards granted during the period and outstanding at the beginning of the year. No amounts were capitalized related to share-based compensation. We recorded no incremental tax benefits from stock options exercised in the period, as all exercises were by employees in countries where we do not receive any tax benefit from exercises.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss as reported	$(2,625)	$(5,154)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	356	831
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(881)	(1,731)

Pro forma net loss	$(3,150)	$(6,054)

Basic and diluted net loss per share, as reported	$(.09)	$0.18

Pro forma basic and diluted net loss per share	$(.11)	$0.22

The pro forma effects of estimated share-based compensation expense on net loss and net loss per common share for the three and six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4 years	0.75 years	4 years	0.75 years
Volatility	95.0%	100.0%	97.5%	100.0%
Risk-free interest rate	3.7%	2.5%	3.8%	2.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plans primarily due to the difference in the respective expected lives of option grants and purchase plan awards. The Black-Scholes weighted average estimated fair value of stock options granted during the three and six months ended June 30, 2005 was $4.14 and $4.15 per share, respectively.

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Loss before cumulative effect of change in accounting principle	$(3,226)	$(2,625)	$(6,158)	$(5,154)

Net loss	$(3,226)	$(2,625)	$(6,016)	$(5,154)

Denominator:
Weighted-average common shares outstanding	28,741	28,239	28,656	28,172
Less: Unvested common shares subject to repurchase	(87)	(208)	(87)	(208)

Total shares, basic	28,654	28,031	28,569	27,964

Effect of dilutive securities:
Stock options	—	—	—	—
Unvested shares subject to repurchase	—	—	—	—

Total shares, diluted	28,654	28,031	28,569	27,964

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(.11)	$(.09)	$(.21)	$(.18)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per share, basic and diluted	$(.11)	$(.09)	$(.21)	$(.18)

The per share effect of the cumulative effect of change in accounting principle for the six months ended June 30, 2006 was less than $0.005.

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	June 30,
	2006	2005
Stock options	5,726	4,648
Unvested shares subject to repurchase	87	208

Comprehensive income (loss), net of tax

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(3,226)	$(2,625)	$(6,016)	$(5,154)
Foreign currency translation adjustment	85	(64)	241	63
Unrealized gain/(loss) on available for sale securities	7	3	24	(60)

Comprehensive loss	$(3,134)	$(2,686)	$(5,751)	$(5,151)

The accumulated other comprehensive income, as presented within common stock and additional paid-in capital on the consolidated balance sheets, included the following components (in thousands):

	As of
	June 30, 2006	December 31, 2005
Unrealized loss on available for sale securities, net of tax	$(51)	$(74)
Cumulative translation adjustment	787	545

Accumulated other comprehensive income	$736	$471

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

NOTE 2—INVENTORIES:

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$8,310	$4,234
Work-in-progress	2,867	8,841

	$11,177	$13,075

NOTE 3—INCOME TAXES:

We recorded a provision for income taxes of $0.3 million for the six months ended June 30, 2006 and a benefit for income taxes of $0.2 million for the six months ended June 30, 2005, resulting in effective tax rates of (5)% and 4% for the respective periods. Our effective tax rate in 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” In the first six months of 2005, due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the full year outlook, small changes in our estimated pre-tax income could have had a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the six months ended June 30, 2005 was based on the actual effective tax rate for the period. This resulted in our recording a tax benefit in the first six months of 2005.

Our net loss included stock-based compensation expense of $2.4 million for the six months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 13% for the six months ended June 30, 2006 and reduced our effective tax benefit approximately 1% for the six months ended June 30, 2005.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of June 30, 2006 and December 31, 2005, 8% and 10%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
China	90%	49%	84%	49%
Korea	8%	43%	10%	38%
Taiwan	2%	8%	5%	13%
Other	—	—	1%	—

Total revenue	100%	100%	100%	100%

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

Changes in our liability for product warranty, included in accrued liabilities, during the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$839	$2,358
Accruals for warranty during the period	827	56
Adjustments	—	(585)
Settlements made during the period	(114)	(890)

Balance, end of period	$1,552	$939

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

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:

Stock Option Plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of June 30, 2006, options exercisable for 991,651 shares were outstanding under the 2000 Plan and no shares were available for future grant.

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

A summary of stock option transactions for all stock option plans follows (in thousands, except weighted average life and per share data):

	Available for Future Issuance	Outstanding	Wtd. Avg. Exercise Price	Wtd Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance, December 31, 2005	4,603	5,391	$3.29
Authorized	—	—
Options granted	(868)	868	$5.45
Options cancelled	37	(37)	$9.48
Options forfeited	180	(180)	$5.33
Exercises	—	(111)	$0.35

Balance, March 31, 2006	3,952	5,931	$3.56	6.30	$14,697
Authorized	—	—
Options granted	(136)	136	$5.29
Options cancelled	55	(55)	$7.42
Options forfeited	98	(98)	$5.17
Exercises	—	(189)	$0.62

Balance, June 30, 2006	3,969	5,725	$3.64	6.04	$12,974

Vested and expected to vest, June 30, 2006		5,373	$3.52	5.32	$12,714

Vested and exercisable, June 30, 2006		2,625	$1.75	4.64	$10,689

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $5.52 as of June 30, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2006 was 2.2 million.

Total intrinsic value of options exercised was approximately $1.3 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. Total cash received by Leadis related to option exercises was $0.2 million and $34 thousand for the six months ended June 30, 2006 and 2005, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises, as all exercises were by employees in countries where we do not receive such tax benefits.

Total unrecognized compensation cost of $7.8 million at June 30, 2006 will be recognized over a weighted average period of 1.8 years.

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at June 30, 2006 and vesting during the six months then ended (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Shares issued but unvested, December 31, 2005	147	$4.76
Vested	(60)	$3.76

Shares issued but unvested, June 30, 2006	87	$5.21

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 65,959 shares in the six months ended June 30, 2006 under the ESPP.

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

From our inception through 2004, our revenue was derived almost exclusively from sales of color super twisted nematic, or CSTN, and organic light emitting diode, or OLED, products. Beginning in late 2004 and continuing through 2005, the market migrated to newer versions of CSTN devices with more color and higher resolutions and thin film transistor, or TFT, devices. In addition, demand for OLED products declined dramatically in 2005 due to the relatively higher cost of OLED display modules compared to CSTN display modules. This market transition occurred at a time when we did not have sufficient competitive product offerings available to meet the changing market. Sales of our new CSTN and TFT products did not increase rapidly enough in 2005 to compensate for substantial declines in sales of our older CSTN and OLED products. As a result, our fiscal 2005 operating results suffered. Revenue for the first half of 2006 rebounded well and was primarily fueled by increased TFT shipments. We currently expect revenue to decline in the third quarter of 2006 as our anticipated new product revenue ramp will be insufficient to offset a greater than anticipated revenue drop from our existing offerings, particularly TFT devices. We are continuing our focus on introducing new CSTN products and increasing our sales of TFT products, which we believe will be the prominent technologies for small panel displays for the next several years.

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

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as disclosed in our Form 10-K filed with the SEC in March 2006, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, warranty obligations and income taxes. Our accounting policy for share-based payments, which changed in the first quarter of 2006 in connection with adoption SFAS No. 123(R) is described below.

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for stock-based payments transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issues to Employees,” and instead generally requires that such transactions be accounted for using a fair value based method. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), consistent with the approach previously used for our pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on the historical volatility of our stock over the past 12 months and for the duration of our term as a publicly traded company. The expected life is calculated using the simplified method allowed under SAB No. 107. Our estimated forfeitures are based on historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period, which could materially affect our financial results. We elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest, and employee stock purchase plan activity, over the requisite service periods beginning on January 1, 2006, the first day of our fiscal year 2006.

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25. We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the six months ended June 30, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Results of Operations

Total revenue for the second quarter of 2006 was $30.9 million, compared to $13.5 million in the same quarter of 2005. Unit shipments for the second quarter of 2006 were 28.4 million units, compared to 8.6 million units in the same quarter of 2005. Compared to the quarter ended March 31, 2006, total revenue for the second quarter of 2006 increased 29% with unit shipments increasing 38%. Our increased sales in the second quarter of 2006 compared with the second quarter of 2005 were the result of sales growth in both TFT and new CSTN products. Although revenue more than doubled from the second quarter of 2005 to the second quarter of 2006, gross profit decreased by $0.7 million due to the decline in our gross margin from 28% to 10%. Our average selling prices declined 30% in the second quarter of 2006 as compared to the second quarter of 2005. Operating expenses increased $0.2 million to $7.2 million in 2006 as compared to $7.0 million in the same quarter in 2005. The increase was primarily due to increased stock compensation expense and payroll and related costs, partially offset by a decrease in product development costs. We incurred a net loss of $3.2 million in the quarter ending June 30, 2006, as compared to a net loss of $2.6 million in the same quarter of 2005.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of sales	90	72	88	72

Gross profit	10	28	12	28

Operating expenses:
Research and development	11	29	13	30
Selling, general and administrative	12	23	13	23

Total operating expenses	23	52	26	53

Operating loss	(13)	(24)	(14)	(25)
Interest and other income, net	3	6	3	4

Loss before taxes	(10)	(18)	(11)	(21)

Provision for income taxes	—	1	—	(1)

Loss before cumulative effect of change in accounting principle	(10)	(19)	(11)	(20)

Cumulative effect of change in accounting principle	—	—	—	—

Net loss	(10)%	(19)%	(11)%	(20)%

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$30,936	$13,538	129%	$54,993	$25,142	119%

Revenue increased 129% to $30.9 million in the three months ended June 30, 2006 as compared to $13.5 million in the three months ended June 30, 2005, as a result of a significant increase in unit shipments. We shipped approximately 28.4 million units in the second quarter of 2006, which represented an increase of 228% compared to the approximately 8.6 million units we shipped in the second quarter of 2005. Our TFT sales paced the revenue growth, increasing approximately $12.3 million in the second quarter of 2006 as compared to the second quarter of 2005, and represented approximately 40% of total revenue for the second quarter of 2006. Our average selling price on a blended basis declined from $1.56 in the second quarter of 2005 to $1.09 in the second quarter of 2006. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. While our unit shipments and revenue increased as compared to the prior year, the average selling price decline is reflective of the overall blend of our products relative to the market as well as general price declines across the display driver space.

Revenue increased 119% to $55.0 million in the six months ended June 30, 2006 as compared to $25.1 million in the six months ended June 30, 2005. Volume shipments significantly increased in the first six months of 2006 as compared to the first six months of 2005. The substantial year-to-year unit shipment growth indicates we continued to recapture market share over the past year. Our TFT sales increased five-fold and sales of CSTN devices nearly doubled as compared to the first half of 2005. Our average selling price declined from $1.69 in the first half of 2005 to $1.12 in the first half of 2006. While our new product introductions increased revenue, our average selling price declined reflecting the sales trends discussed in the previous paragraph.

Compared to the immediately prior quarter ended March 31, 2006, revenue in the second quarter of 2006 increased 29% while our average selling price decreased 7%. The increase in sales was due to substantial growth in shipments of our TFT products, partially offset by declines in monochrome STN and OLED products. We currently expect third quarter revenue to be in the range of $15 million to $18 million. The significant drop in expected revenue for the third quarter of 2006 is primarily due to an expected revenue drop from current TFT products, as well as expected declines in a high-volume CSTN product. In both cases, the customer demand is declining faster than we previously expected based on our prior experience. Further, we do not have a broad range of new products introduced in the past several quarters to compensate for these declines. Average selling price on a blended basis, which varies with product mix, is expected to decline more than the prior quarter, mainly attributable to the anticipated drop in TFT sales.

Significant customer information is as follows:

	% of Revenue for the Three Months Ended June 30,		% of Revenue for the Six Months Ended June 30,		% of Accounts Receivable at
					June 30, 2006	December 31, 2005
	2006	2005	2006	2005
Samsung SDI Co.	33%	47%	31%	37%	13%	22%
TPO Displays Corp. **	31%	21%	30%	23%	41%	29%
AU Optronics Corp.	30%	*	29%	*	39%	13%
Hosiden Corp.	*	21%	*	24%	*	*

*	Less than 10%
**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.

Historically, most of our revenue has been generated from sales to a very small number of customers. During the second quarter of 2006, our top three customers, Samsung SDI Co., AU Optronics Corp. and TPO Displays Corp. collectively accounted for approximately 94% of our revenue. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In the second quarter, Philips Mobile Display Systems completed its previously announced merger with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are now combined under the name TPO Displays Corp.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Gross profit	$3,088	$3,815	(19)%	$6,750	$6,970	(3)%
% of revenue	10%	28%		12%	28%

Gross profit decreased $0.7 million in absolute dollars for the three months ended June 30, 2006, compared to the same period in 2005, and gross margin declined by 18%. Gross margin varies with product mix, selling price and unit costs. The decline in gross margin in the quarter ended June 30, 2006 was due to the lack of sufficient new products with higher individual gross margins to offset gross margin declines on older products. We experienced significant average selling price declines over the periods presented, from $1.56 in 2005 to $1.09 in 2006, a 30% decline, and our manufacturing cost reductions did not keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines. We recorded a charge of $1.6 million to cost of sales during the quarter as the result of additional provision for inventory quantities on hand in excess of forecasted demand, as well as a reserve for excess purchase commitments.

Gross profit decreased $0.2 million in absolute dollars for the six months ended June 30, 2006, compared to the same period in 2005. Gross margin, however, declined by 16% due to the lack of sufficient new products with higher gross margins to offset gross margin declines on older products. The average price declined over the periods presented, from $1.69 in 2005 to $1.12 in 2006, a 34% decline, and our manufacturing cost declines did not keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines.

We currently expect our average selling price on a blended basis to decline more rapidly in the third quarter than in the second quarter, primarily due to the anticipated drop in TFT sales in the third quarter of 2006. Gross margin, which varies with product mix, average selling price and unit costs, is expected to be slightly higher in the third quarter of 2006 as a percentage of sales. We seek to improve gross margin through the timely introduction of our new product offerings, although we cannot assure you that we will successfully introduce such products in a timely fashion or that such products will be accepted by the market at the prices required to improve our gross margin.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Research and development	$3,394	$3,930	(14)%	$7,029	$7,671	(8)%
% of revenue	11%	29%		13%	30%

Research and development expenses decreased as a percentage of revenue and declined $0.5 million, or 14%, in the quarter ended June 30, 2006 as compared to the same period of 2005. Research and development expenses include stock-based compensation expenses of $0.3 million for second quarter of 2006 and $0.2 million for second quarter of 2005. The costs associated with pre-production wafer manufacturing and qualifying new products and processes decreased $1.0 million for the periods covered due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting this decrease was an increase of $0.4 million due to additional headcount and related infrastructure to support our new product development efforts. Depreciation expense increased $0.1 million on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.

Research and development expenses decreased as a percentage of revenue and declined $0.6 million, or 8%, for the six months ended June 30, 2006 as compared to the same period of 2005. Research and development expenses include stock-based compensation expenses of $0.5 million for both periods presented. The costs associated with pre-production wafer manufacturing and qualifying new products and processes decreased $1.6 million for the periods covered due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting this decrease was an increase of $0.8 million due to additional headcount and related infrastructure to support our new product development efforts. Depreciation expense increased $0.2 million on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$3,864	$3,101	25%	$7,523	$5,690	32%
% of revenue	12%	23%		13%	23%

Selling, general and administrative expenses in the second quarter of 2006 decreased as a percentage of revenue but increased by $0.8 million, or 25%, compared to the same period in 2005. Selling, general and administrative expenses include stock-based compensation expenses of $0.9 million and $0.3 million in the second quarter of 2006 and 2005, respectively, an increase of $0.6 million. Approximately $0.1 million of the increase in selling, general and administrative expense was due to additional headcount and infrastructure costs.

Selling, general and administrative expenses in the six months ended June 30, 2006 decreased as a percentage of revenue but increased by $1.8 million, or 32%, compared to the same period in 2005. Selling, general and administrative expenses include stock-based compensation expenses of $1.6 million and $0.7 million in the first six months of 2006 and 2005, respectively, an increase of $0.9 million. Approximately $0.9 million of the increase in selling, general and administrative expense was due to additional headcount and infrastructure costs to support our long-term growth prospects.

Interest and Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Interest and other income, net	$1,027	$724	42%	$1,915	$1,016	88%

Interest and other income, net in the three months ended June 30, 2006 increased $0.3 million compared to the same period in 2005. We earned interest income of $1.1 million and $0.7 million in the three months ended June 30, 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred $0.2 million larger realized loss for these hedging contracts in the second quarter of 2006 as compared to the second quarter of 2005.

Interest and other income, net in the six months ended June 30, 2006 increased $0.9 million, compared to the same period in 2005. We earned interest income of $2.2 million and $1.2 million in the six months ended June 30, 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance. We incurred $0.1 million larger realized loss for hedging contracts in the first six months of 2006 as compared to the first six months of 2005.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	$83	$133	(38)%	$271	($221)	(223)%
Effective tax rate	(3)%	(5)%		(5)%	4%
% of revenue	0%	1%		0%	(1)%

We recorded a provision for income taxes of $83 thousand for the three months ended June 30, 2006 and $0.1 million for the three months ended June 30, 2005, resulting in effective tax rates of (3)% and (5)% for the respective periods. Our effective tax rate in 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We expect to incur a tax provision for the full year 2006, based on the tax rates in the various countries where we operate.

Our net loss includes stock-based compensation expense of $1.3 million for the three months ended June 30, 2006 and $0.5 million for the three months ended June 30, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 2% for both the three months ended June 30, 2006 and 2005.

Provision for (benefit from) income taxes was $0.3 million in the six months ended June 30, 2006 and ($0.2) million in the six months ended June 30, 2005, representing effective tax rates of (5)% and 4%, respectively. Our net loss includes nondeductible stock-based compensation expense of $2.4 million for the six months ended June 30, 2006 and $1.3 million for the six months ended June 30, 2005. These charges increased our effective tax benefit approximately 13% for the six months ended June 30, 2006 and 1% for the six months ended June 30, 2005. In the first six months of 2005, due to the impact of nondeductible stock-based compensation expense, geographic mix of our income and the full year outlook, small changes in our estimated pre-tax income could have had a significant impact on our annualized effective tax rate. Accordingly, the tax rate used for the six months ended June 30, 2005 was based on the actual effective tax rate for the period. This resulted in our recording tax benefit in the first six months of 2005.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(3,015)	$2,675
Net cash provided by investing activities	484	30,267
Net cash provided by financing activities	463	321

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $116.0 million at December 31, 2005 to $112.4 million at June 30, 2006, due primarily to our net loss in the first six months of 2006. Cash, cash equivalents and short-term investments at June 30, 2006 were $103.7 million.

Net cash used in operating activities was $3.0 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $2.7 million for the six months ended June 30, 2005. Net loss was $6.0 million for the six months ended June 30, 2006 and $5.2 million for the six months ended June 30, 2005.

Accounts receivable increased $12.2 million in the six months ended June 30, 2006 and decreased $20.0 million in the six months ended June 30, 2005. The increase in 2006 and the decrease in 2005 correspond to the increases and decreases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 79 at June 30, 2006 and 70 at June 30, 2005. We expect days sales outstanding typically to range from 60 to 90 days. We currently expect sales to decrease in the third quarter of 2006, which is likely to result in decreases in receivables in the quarter.

Inventory decreased by $0.8 million in the six months ended June 30, 2006 and increased by $1.4 million in the six months ended June 30, 2005. The decrease in 2006 reflects increased revenue depleting inventory on hand. The increase in 2005 corresponded to increasing sales volumes expected in the following quarter. Our annualized inventory turns were 8.6 for the six months ended June 30, 2006 as compared to 5.1 for the six months ended June 30, 2005, reflecting the higher sales and inventory reduction in the 2006 period. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

Accounts payable, accrued liabilities and taxes payable increased $10.1 million in the six months ended June 30, 2006 and decreased $10.8 million in the six months ended June 30, 2005. The increase in 2006 was the result of timing of vendor payments for the large quantity of inventory built during the second quarter to support stronger sales during the quarter. We expect payables to decrease significantly during the third quarter of 2006. The decrease in 2005 reflected a larger payable balance at December 31, 2004 due to larger purchases of inventory in that quarter and the sharp reduction in sales in the following two quarters.

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2006, compared to $30.3 million in the six months ended June 30, 2005. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $1.2 million and $31.0 million in the first half of 2006 and 2005, respectively. In the first half of 2005, many investments were moved to securities classified as cash equivalents. Likewise, cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments will comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents. We purchased approximately $0.7 million of property and equipment in the first six months of both 2006 and 2005.

Net cash provided by financing activities was $0.5 million for the first six months of 2006 and $0.3 million for the first six months of 2005, due to proceeds from issuance of our common stock under our stock option and stock purchase plans.

To secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term. We may also enter into agreements that commit us to purchase minimum quantities of wafers or utilize minimum quantities of back-end assembly and test resources in order to secure capacity or to achieve favorable prices. For example, in the first quarter of 2006 we entered into six-month agreement to secure test equipment capacity, with a total initial purchase commitment of $1.2 million. This agreement secured more than half of our expected test equipment requirements for the six-month period. If our requirements for test capacity decline, this agreement could result in excess manufacturing costs that would harm our financial results and cash flows for these periods. While we currently do not have plans for any other long-term agreements with any of our suppliers, we may enter into similar agreements in the future that we believe are in our best interests to secure needed capacity. Such arrangements may also result in excess inventory quantities, requiring charges to our cost of sales for excess or obsolete inventory. The inventory charge recorded in the second quarter reflects this risk and the consequential impact on our financial statements.

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

We believe that our cash balance and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology, may result in the need for additional cash to fund these new requirements as well as our ongoing business activities. We continue to evaluate potential strategic acquisitions of all or part of another company, and while no acquisition is currently planned we believe this is a reasonably likely event in the future. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

Recently issued accounting pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $96.4 million as of June 30, 2006, and have a weighted average interest rate of approximately 5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

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

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2005 and the first six months ended June 30, 2006, our top three customers accounted for approximately 72% and 90% of our revenue, respectively. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, and we expect that the customers that represent a significant portion of our revenue will fluctuate from period to period. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In November 2005, the parent corporation of Philips MDS, one of our significant customers, announced that the business of Philips MDS would be merged with another customer, Toppoly Optoelectronics Corporation, to form TPO Displays Corporation. The transaction was completed in the second quarter of 2006, but we do not yet know what effect this may have on our business with these customers. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.

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

We cannot assure you that products we recently developed, such as our new amorphous TFT, or a-TFT, and low temperature polysilicon, or LTPS-TFT, drivers, our recently announced next generation CSTN products, or products we may develop in the future, will achieve market acceptance. If these drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

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

We derive all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, decline in market demand for one or more of our products, or the failure of one or more of our products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, demand for our CSTN drivers with lower resolution declined in 2005 as handset manufacturers transitioned to displays with higher color and better resolution. We began shipping our initial a-TFT and LTPS-TFT products in 2005. While demand for some of our new a-TFT products helped revenue grow in the first half of 2006, a decline in demand for these products may cause our total revenue to decline in the third quarter of 2006. Accordingly, market acceptance of our new a-TFT and LTPS-TFT products, as well as the next generation of our CSTN products, is critical to our future success.

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

In the past, we have experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We did not experience such rate of growth in 2005 and we do not expect similar revenue growth rates in future periods. Our revenue in 2005 was down 57% compared to 2004. Although our revenue has grown for five sequential quarters, we currently anticipate our revenue to decline significantly in the third quarter of 2006. Accordingly, you should not rely on the results of any prior annual or quarterly periods as an indication of our future revenue growth or financial results.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred a net loss of $11.4 million in 2005 and $6.0 million in the first half of 2006, and it is likely we will incur losses for the remainder of 2006. We may not again achieve or sustain profitability on a quarterly or annual basis. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123(R), we are now required to apply certain expense recognition provisions to share-based compensation to employees using the fair value method, which expense recognition will have an adverse impact on our results of operations. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

We sell our drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. In addition, our ability to accurately forecast demand for our products is limited by our lack of a direct relationship with mobile handset manufacturers. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. Because demand for our products may not materialize or may decrease rapidly, manufacturing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, we recorded a meaningful inventory reserve charge in the second quarter of 2006 due to inventory that was in excess of forecasted demand. This inventory risk is exacerbated because many of our products are customized, which hampers our ability to sell any excess inventory to the general market.

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

We face competition from businesses related to one of our customers, which could harm our business.

Our direct customers are display module manufacturers serving the mobile handset market. One primary customer, Samsung SDI, is affiliated with a corporate organization that has a division that designs, manufactures and sells display drivers that compete with our products. To the extent this customer chooses to replace our products with internally developed products, our business will be negatively impacted.

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

We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In November 2005, we hired Antonio Alvarez as our President and Chief Executive Officer, who will significantly influence the future direction and strategy of the Company. In addition, Dr. Steve Ahn, our founder and former CEO, recently transitioned from a full-time executive position to an advisory role and remains on our board of directors. In the first quarter of 2006, we also appointed Dr. Jose Arreola to the position of Executive Vice President of Engineering and Dr. Robert Fang to the position of Vice President of Operations. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2006, we had six U.S. patent applications pending, ten foreign patent applications pending and had been issued four U.S. patents and two Korea patents. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We believe that our executive officers and directors, in the aggregate, beneficially own approximately 21% of our outstanding common stock as of June 30, 2006. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held at the Company’s Sunnyvale, California headquarters on June 9, 2006, the following proposals were adopted by the votes indicated below. Proxies for the Annual Meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitation.

Proposal 1: The election of three directors to serve for a three-year term until the Company’s 2009 Annual Meeting of Stockholders. The results of the voting were as follows:

Nominee	For	Withheld
Keunmyung Lee	26,038,193	198,509
Arati Prabhakar	25,873,746	362,956
Jack Saltich	25,880,254	256,448

Proposal 2: The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company’s fiscal year ending December 31, 2006 was ratified by the following vote:

For	Against	Abstain	Broker Non-votes
26,178,932	53,075	4,695	—

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.22	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2006	LEADIS TECHNOLOGY, INC.

/s/ VICTOR K. LEE
Victor K. Lee
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.22	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on September 14, 2004, as amended, and incorporated herein by reference.
(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.