Form 10-Q
period 2006-09-30
LEADIS TECHNOLOGY INC
filed 2006-11-07
CIK 1130626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-50770

Leadis Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0547089 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2006, 29,179,891 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$64,615	$72,801
Short-term investments	38,446	34,077
Accounts receivable, net	18,900	14,775
Inventories	7,137	13,075
Taxes receivable	2,740	3,303
Prepaid expenses and other current assets	1,018	1,390

Total current assets	132,856	139,421
Property and equipment, net	3,684	3,505
Other assets	1,655	988

Total assets	$138,195	$143,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,865	$17,781
Accrued liabilities	4,046	2,932
Taxes payable	2,724	2,330
Other current liabilities	195	338

Total current liabilities	21,830	23,381
Noncurrent liabilities	802	718

Total liabilities	22,632	24,099

Stockholders’ equity:
Common stock and additional paid-in capital	107,563	104,173
Deferred stock-based compensation	—	(1,196)
Retained earnings	8,000	16,838

Total stockholders’ equity	115,563	119,815

Total liabilities and stockholders’ equity	$138,195	$143,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$22,312	$17,585	$77,306	$42,727
Cost of sales (1)	19,443	13,712	67,686	31,884

Gross profit	2,869	3,873	9,620	10,843

Operating expenses:
Research and development (1)	3,797	3,443	10,824	11,113
Selling, general and administrative (1)	3,316	3,345	10,841	9,036

Total operating expenses	7,113	6,788	21,665	20,149

Operating loss	(4,244)	(2,915)	(12,045)	(9,306)
Interest and other income, net	1,126	877	3,041	1,893

Loss before income taxes	(3,118)	(2,038)	(9,004)	(7,413)
Provision for (benefit from) income taxes	(296)	511	(25)	290

Loss before cumulative effect of change in accounting principle	(2,822)	(2,549)	(8,979)	(7,703)
Cumulative effect of change in accounting principle, net of tax	—	—	142	—

Net loss	$(2,822)	$(2,549)	$(8,837)	$(7,703)

Basic and diluted net loss per share	$(.10)	$(.09)	$(.31)	$(.27)

Weighted-average number of shares used in computing basic and diluted per share amounts	28,935	28,177	28,671	27,967

(1)	Amounts include stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(FAS 123R)	(APB 25)	(FAS 123R)	(APB 25)
Cost of sales	$116	$20	$368	$81
Research and development	258	170	799	671
Selling, general and administrative	864	259	2,431	976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,837)	$(7,703)
Cumulative effect of change in accounting principle	(142)	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	942	547
Provision for excess and obsolete inventory	1,260	—
Loss on purchase commitments	626	—
Deferred tax benefit	(489)	(658)
Stock-based compensation	3,598	1,728
Changes in assets and liabilities:
Accounts receivable	(4,127)	17,209
Inventories	4,707	(6,127)
Taxes receivable	563	(13)
Prepaid expenses and other assets	282	(272)
Accounts payable	(2,961)	(3,435)
Accrued liabilities	501	(264)
Taxes payable	394	(861)
Other current liabilities	(145)	(8)

Net cash provided by (used in) operating activities	(3,828)	143

Cash flows from investing activities:
Sale or maturity of available for sale securities	28,916	60,754
Purchases of available for sale securities	(33,285)	(27,461)
Purchase of property and equipment	(923)	(2,088)

Net cash provided by (used in) investing activities	(5,292)	31,205

Cash flows from financing activities:
Proceeds from issuance of common stock	715	646

Net cash provided by financing activities	715	646

Effect of exchange rate changes on cash and cash equivalents	219	(173)

Net increase (decrease) in cash and cash equivalents	(8,186)	31,821
Cash and cash equivalents at beginning of period	72,801	45,012
Cash and cash equivalents at end of period	$64,615	$76,833

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The balance sheet as of December 31, 2005 is derived from the audited financial statements as of and for the year then ended.
     Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the three and nine month periods ended September 30, 2006.
Foreign currency translation
     Our Korean subsidiary uses its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations are translated into U.S. dollars at current rates of exchange, revenue and expenses are translated using average rates, and the resulting gains and losses from foreign currency translation are reported within accumulated other comprehensive income (loss). Foreign currency transaction gains and losses, including the remeasurement of our other subsidiaries, are included as a component of interest and other income, net, in our consolidated statements of operations and have not been material for all periods presented.
Foreign exchange contracts
     We purchase forward contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary and purchases made in yen from suppliers in Japan. We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency remeasurement gains and losses are included in interest and other income, net, in our condensed consolidated statements of operations. We do not hedge foreign currency translation exposure.
Cash, cash equivalents and short-term investments
     We held $103.1 million of cash, cash equivalents and short-term investments at September 30, 2006. We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All investments are classified as available for sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

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
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts or with professional investment managers. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on deposits of our cash and cash equivalents. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, corporate bonds and U.S. government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available for sale. We do not hold or issue financial instruments for trading purposes.
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
     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Nine Months Ended		Receivable at
	September 30,		September 30,		September 30,	December 31,
	2006	2005	2006	2005	2006	2005
Samsung SDI	42%	51%	34%	42%	21%	22%
TPO Displays Corp. **	34%	13%	31%	19%	40%	29%
AU Optronics Corp.	14%	*	25%	*	27%	13%
Hosiden Corp.	*	21%	*	23%	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.
     In the second quarter of 2006, Philips Mobile Display Systems completed its previously announced merger with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp.
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
Stock-based compensation
     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We have no awards with market or performance conditions. We adopted the provisions of SFAS 123(R) on January 1, 2006, the first day of our fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Upon adoption of SFAS 123(R), we elected to expense all future stock-based compensation awards on a straight-line basis. Prior to adoption of SFAS 123(R), we amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We will continue to expense options granted prior to adoption of SFAS 123(R) under the graded vesting method over their remaining vesting periods.
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
     The effect of recording stock-based compensation in accordance with SFAS 123(R) for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Stock-based compensation recorded	$1,238	$3,598
Tax effect on stock-based compensation	(181)	(530)

Subtotal	1,057	3,068
Stock-based compensation expense that would have been recorded under APB 25	258	961
Tax effect on stock-based compensation	(25)	(94)

Subtotal	233	867
Net effect on loss before income taxes	$980	$2,637

Net effect on net loss	$824	$2,201

Effect on basic and diluted loss per share	$0.03	$0.08

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
Share-Based Compensation Information under SFAS 123(R)
     Upon adoption of SFAS 123(R), we continued to value share-based awards under the Black-Scholes model that was previously used for pro forma disclosures required under SFAS 123. Under the Black-Scholes model, the assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three and nine months ended September 30, 2006 were as follows (annualized percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.25 years	0.67 years	4.25 years	0.72 years
Volatility	53.0%	56.3%	55.3%	57.4%
Risk-free interest rate	4.5%	4.2%	4.8%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.93	$3.35	$2.49	$3.78
     Volatility for the three and nine months ended September 30, 2006 is based on an average of actual volatility in the daily closing price of our common stock (i) over the past 12 months and (ii) since we became a publicly traded company. Volatility for 2005 was calculated based on the average stock volatilities of our publicly traded peer companies when we did not have a sufficient trading history. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is 4.25 years, calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107.
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
     We recorded $3.6 million in share-based compensation expense during the nine months ended September 30, 2006 related to share-based awards granted during the period and outstanding at the beginning of the year. No amounts were capitalized related to share-based compensation. We recorded no excess tax benefits from stock options exercised in the period.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006
     Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(2,549)	$(7,703)
Add: Employee stock-based compensation expense included in reported net loss, net of tax	292	1,123
Deduct: Total employee stock-based compensation determined under fair value based method for all awards, net of tax	(865)	(2,595)

Pro forma net loss	$(3,122)	$(9,175)

Basic and diluted net loss per share, as reported	$(.09)	$(.27)

Pro forma basic and diluted net loss per share	$(.11)	$(.33)

     The pro forma effects of estimated share-based compensation expense on net loss and net loss per common share for the three and nine months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4 years	0.67 years	4 years	0.72 years
Volatility	85.0%	94.2%	93.3%	98.1%
Risk-free interest rate	4.2%	2.5%	3.9%	2.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$4.16	$4.10	$4.15	$4.55
     The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plans primarily due to the difference in the respective expected lives of option grants and purchase plan awards.
Net loss per share
     In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options and unvested shares subject to repurchase using the treasury stock method, to the extent it is dilutive.

     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Loss before cumulative effect of change in accounting principle	$(2,822)	$(2,549)	$(8,979)	$(7,703)

Net loss	$(2,822)	$(2,549)	$(8,837)	$(7,703)

Denominator:
Weighted-average common shares outstanding	29,006	28,370	28,772	28,238
Less: Weighted-average unvested common shares subject to repurchase	(71)	(193)	(101)	(271)

Total shares, basic	28,935	28,177	28,671	27,967

Effect of dilutive securities:
Stock options	—	—	—	—
Unvested shares subject to repurchase	—	—	—	—

Total shares, diluted	28,935	28,177	28,671	27,967

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(.10)	$(.09)	$(.31)	$(.27)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per share, basic and diluted	$(.10)	$(.09)	$(.31)	$(.27)

     The per share effect of the cumulative effect of change in accounting principle for the nine months ended September 30, 2006 was less than $0.005.
     The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	September 30,
	2006	2005
Stock options	5,870	4,770
Unvested shares subject to repurchase	56	178
Comprehensive loss, net of tax
     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,822)	$(2,549)	$(8,837)	$(7,703)
Foreign currency translation adjustment	107	(56)	346	6
Unrealized gain (loss) on available for sale securities	43	(3)	67	(62)

Comprehensive loss	$(2,672)	$(2,608)	$(8,424)	$(7,759)

     The accumulated other comprehensive income, as presented within common stock and additional paid-in capital on the consolidated balance sheets, included the following components (in thousands):

	As of
	September 30,	December 31,
	2006	2005
Unrealized loss on available for sale securities, net of tax	$(8)	$(74)
Cumulative translation adjustment	892	545

Accumulated other comprehensive income	$884	$471

Recently issued accounting pronouncements
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 (EITF No. 06-03). “How taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)”. We are required to adopt the provisions of EITF No. 06-03 beginning with our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a significant impact on our results of operations.
     In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact, if any, of adopting SAB No. 108 on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.
NOTE 2—INVENTORIES:
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$2,500	$4,234
Work-in-progress	4,637	8,841

	$7,137	$13,075

NOTE 3—INCOME TAXES:
     We recorded a benefit for income taxes of $25,000 and a provision for income taxes of $0.3 million for the nine months ended September 30, 2006 and 2005, respectively, resulting in effective tax rates of 0.3% and (3.9)% for the respective periods. Our effective tax rate in 2006 and 2005 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.”
     Our net loss included stock-based compensation expense of $3.6 million for the nine months ended September 30, 2006 and $1.7 million for the nine months ended September 30, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 9% and 1% for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 4—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.
     As of September 30, 2006 and December 31, 2005, 8% and 10%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.
     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
China	85%	60%	85%	54%
Korea	9%	32%	9%	35%
Taiwan	4%	8%	5%	11%
Other	2%	—	1%	—

Total revenue	100%	100%	100%	100%

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
     Changes in our liability for product warranty, included in accrued liabilities, during the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Balance, beginning of period	$839	$2,358
Accruals for warranty during the period	907	290
Adjustments	—	(585)
Settlements made during the period	(114)	(890)

Balance, end of period	$1,632	$1,173

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
NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of September 30, 2006, options exercisable for 926,551 shares were outstanding under the 2000 Plan and no shares were available for future grant.
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

     A summary of stock option transactions for all stock option plans follows (in thousands, except weighted-average life and per share data):

				Wtd. Avg.
	Available for			Remaining
	Future		Wtd. Avg.	Contractual	Aggregate
	Issuance	Outstanding	Exercise Price	Life in Years	Intrinsic Value

Balance, December 31, 2005	4,603	5,391	$3.29

Authorized	—	—
Options granted	(868)	868	$5.45
Options cancelled	37	(37)	$9.48
Options forfeited	180	(180)	$5.33
Exercises	—	(111)	$0.35

Balance, March 31, 2006	3,952	5,931	$3.56

Authorized	—	—
Options granted	(136)	136	$5.29
Options cancelled	55	(55)	$7.42
Options forfeited	98	(98)	$5.17
Exercises	—	(189)	$0.62

Balance, June 30, 2006	3,969	5,725	$3.64

Authorized	—	—
Options granted	(435)	435	$4.07
Options cancelled	47	(47)	$6.02
Options forfeited	47	(47)	$5.61
Exercises	—	(196)	$0.11

Balance, September 30, 2006	3,628	5,870	$3.75	5.79	$8,005

Vested and expected to vest, September 30, 2006		5,452	$3.63	5.17	$7,867

Vested and exercisable, September 30, 2006		2,654	$2.07	4.60	$6,945

     The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $3.95 as of September 30, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at September 30, 2006 was 1.8 million.
     Total intrinsic value of options exercised was approximately $1.8 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. Total cash received by Leadis related to option exercises was $0.2 million and $58,000 for the nine months ended September 30, 2006 and 2005, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $7.4 million related to options outstanding at September 30, 2006 will be recognized over a weighted-average period of 1.8 years.

     Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at September 30, 2006 and vesting during the nine months then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Shares issued but unvested, December 31, 2005	147	$4.76
Vested	(91)	$3.76

Shares issued but unvested, September 30, 2006	56	$5.46

Employee Stock Purchase Plan
     In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 130,750 shares in the nine months ended September 30, 2006 under the ESPP.
     Total unrecognized compensation cost of $0.2 million related to shares issued under the ESPP outstanding at September 30, 2006 will be recognized over a period of 1 year.

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
     We operate in one business segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays. We sell our semiconductor products directly to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset and other consumer electronic device manufacturers. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates delayed by the customer.
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
     From our inception through 2004, our revenue was derived almost exclusively from sales of color super twisted nematic, or CSTN, and organic light emitting diode, or OLED, products. Beginning in late 2004 and continuing through 2005, the market migrated to newer versions of CSTN devices with more color and higher resolutions and thin film transistor, or TFT, devices. In addition, demand for OLED products declined dramatically in 2005 due to the relatively higher cost of OLED display modules compared to CSTN display modules. This market transition occurred at a time when we did not have sufficient competitive product offerings available to meet the changing market. Sales of our new CSTN and TFT products did not increase rapidly enough in 2005 to compensate for substantial declines in sales of our older CSTN and OLED products. As a result, our fiscal 2005 operating results suffered. While revenue for the first nine months of 2006 has rebounded well from levels achieved in the prior year, we continue to experience losses due to lower margins and insufficient sales to cover our current cost base. We currently expect revenue to be flat to slightly higher in the fourth quarter of 2006, compared to the third quarter of 2006, as revenue from the recently launched new products are expected to offset the decline in demand for our older products. We are continuing our focus on the new product introductions, which we believe will be the prominent technologies for small panel displays for the next several years.
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
     In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as disclosed in our Form 10-K filed with the SEC in March 2006, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, warranty obligations and income taxes. Our accounting policy for share-based payments, which changed in the first quarter of 2006 in connection with the adoption of SFAS No. 123(R), is described below.
     Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for stock-based payments transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair value based method. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), consistent with the approach previously used for our pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on the historical volatility of our stock over the past 12 months and for the duration of our term as a publicly traded company. The expected life is calculated using the simplified method allowed under SAB No. 107. Our estimated forfeitures are based on historical experience. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period, which could materially affect our financial results. We elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest, and employee stock purchase plan activity, over the requisite service periods beginning on January 1, 2006, the first day of our fiscal year 2006.
     Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25. We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provided for vesting of portions of the overall awards at interim dates and resulted in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the nine months ended September 30, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.
Results of Operations
     Total revenue for the third quarter of 2006 was $22.3 million, compared to $17.6 million in the same quarter of 2005. Unit shipments for the third quarter of 2006 were 24.8 million units, compared to 14.6 million units in the same quarter of 2005. Compared to the quarter ended June 30, 2006, total revenue for the third quarter of 2006 decreased 28% with unit shipments decreasing 13%. Our increased sales in the third quarter of 2006 compared with the third quarter of 2005 were the result of sales growth in new CSTN and TFT products. Although revenue increased from the third quarter of 2005 to the third quarter of 2006, gross profit decreased by $1.0 million. Our gross margin declined from 22% to 13% as a result of lower average selling price, partially offset by manufacturing cost reductions. Our average selling prices declined 25% in the third quarter of 2006 as compared to the third quarter of 2005, with substantially lower prices on CSTN and TFT products sold during the respective periods. Operating expenses increased $0.3 million to $7.1 million in the third quarter of 2006 as compared to $6.8 million in the same quarter in 2005. The increase was primarily due to higher stock compensation expense and payroll and related costs, partially offset by decreases in travel and outside services expenses. We incurred a net loss of $2.8 million in the quarter ended September 30, 2006, as compared to a net loss of $2.5 million in the same quarter of 2005.

     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of sales	87	78	88	75

Gross profit	13	22	12	25

Operating expenses:
Research and development	17	20	14	26
Selling, general and administrative	15	19	14	21

Total operating expenses	32	39	28	47

Operating loss	(19)	(17)	(16)	(22)
Interest and other income, net	5	5	4	5

Loss before taxes	(14)	(12)	(12)	(17)
Provision for (benefit from) income taxes	(1)	3	—	1

Loss before cumulative effect of change in accounting principle	(13)	(15)	(12)	(18)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	(13)%	(15)%	(12)%	(18)%

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Revenue	$22,312	$17,585	27%	$77,306	$42,727	81%
     Revenue increased 27% to $22.3 million in the three months ended September 30, 2006 as compared to $17.6 million in the three months ended September 30, 2005, as a result of a significant increase in unit shipments partially offset by lower average selling prices. We shipped approximately 24.8 million units in the third quarter of 2006, which represented an increase of 70% compared to the approximately 14.6 million units we shipped in the third quarter of 2005. Our average selling price declined from $1.20 in the third quarter of 2005 to $0.90 in the third quarter of 2006. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects the maturity of our products, with a lower percent of our total sales generated from products introduced in the prior 12 months, in the third quarter of 2006 as compared to the third quarter of 2005. In addition, this average selling price decline is caused by an increase in lower priced STN sales as a percentage of total sales for the comparable quarters. In addition, we have experienced general price declines across the display driver space over the past 12 months.
     Revenue increased 81% to $77.3 million in the nine months ended September 30, 2006 as compared to $42.7 million in the nine months ended September 30, 2005. Shipments significantly increased to 73.8 million units in the first nine months of 2006 as compared to 29.5 million units in the first nine months of 2005. The substantial year-to-year unit shipment growth indicates we recaptured market share over the past year, although at lower prices and in markets that are highly cost competitive. Our TFT sales increased nearly seven-fold and sales of CSTN devices nearly doubled as compared to the first nine months of 2005. Our average selling price declined from $1.45 in the first nine months of 2005 to $1.05 in the first nine months of 2006, reflecting the price erosion discussed in the previous paragraph.
     Compared to the immediately prior quarter ended June 30, 2006, revenue in the third quarter of 2006 decreased 28% and our average selling price decreased 17%. The sequential sales decline was the result of new product ramps not offsetting the rapid decline in sales of certain TFT products. We currently expect revenue to be flat to slightly higher in the fourth quarter of 2006, compared to the third quarter of 2006, as revenue from the recently launched new products is expected to offset the decline in demand for our older products. Average selling price, which varies with product mix, is expected to remain approximately flat in the fourth quarter compared with the immediately prior quarter.
     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Nine Months Ended		Receivable at
	September 30,		September 30,		September 30,	December 31,
	2006	2005	2006	2005	2006	2005
Samsung SDI	42%	51%	34%	42%	21%	22%
TPO Displays Corp. **	34%	13%	31%	19%	40%	29%
AU Optronics Corp.	14%	*	25%	*	27%	13%
Hosiden Corp.	*	21%	*	23%	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.
     Historically, most of our revenue has been generated from sales to a very small number of customers. During the third quarter of 2006, our top three customers, Samsung SDI Co., AU Optronics Corp. and TPO Displays Corp. collectively accounted for approximately 90% of our revenue. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In the second quarter of 2006, Philips Mobile Display Systems completed its previously announced merger with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Gross profit	$2,869	$3,873	(26)%	$9,620	$10,843	(11)%
% of revenue	13%	22%		12%	25%
     Gross profit decreased $1.0 million in absolute dollars for the three months ended September 30, 2006, compared to the same period in 2005, and gross margin declined by 9%. Gross margin varies with product mix, selling price and unit costs. The decline in gross margin in the three months ended September 30, 2006 was due to the lack of sufficient new products with higher individual gross margins to offset gross margin declines on older products. We experienced significant average selling price declines over the periods presented, from $1.20 in 2005 to $0.90 in 2006, a 25% decline, and our manufacturing cost reductions did not keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines.
     Gross profit decreased $1.2 million in absolute dollars for the nine months ended September 30, 2006, compared to the same period in 2005. Gross margin declined by 13% due to the lack of sufficient new products with higher gross margins to offset gross margin declines on older products. Our average selling price declined over the periods presented, from $1.45 in 2005 to $1.05 in 2006, a 28% decline, and our manufacturing cost declines did not keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines. Finally, we recorded a charge of $1.3 million to write down inventory in the nine months ended September 30, 2006 due to inventory quantities on hand in excess of forecasted demand, which contributed to the higher cost of sales in 2006 as compared to 2005.
     Gross margin, which varies with product mix, average selling price and unit costs, is expected to be flat in the fourth quarter of 2006 as a percentage of sales relative to the prior quarter. We currently expect our average selling price to remain approximately flat in the fourth quarter of 2006 as compared to the third quarter. We seek to improve gross margin in future periods through the timely introduction of our new product offerings, although we cannot assure you that we will successfully introduce such products in a timely fashion or that such products will be accepted by the market at the prices required to improve our gross margin. For example, we previously established a goal to ship 10 new products in volume during 2006, but have recently reduced our 2006 target to 7 new devices. This reduction in new products may negatively impact our revenue and gross margin as compared to previous targets.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Research and development	$3,797	$3,443	10%	$10,824	$11,113	(3)%
% of revenue	17%	20%		14%	26%
     Research and development expenses increased $0.4 million, or 10%, but decreased as a percentage of revenue in the quarter ended September 30, 2006 as compared to the same period of 2005. Research and development expenses include stock-based compensation expenses of $0.3 million for third quarter of 2006 and $0.2 million for third quarter of 2005. The higher research and development expenses in the third quarter of 2006 was primarily due to an increase of $0.3 million in additional headcount and related infrastructure to support our new product development efforts.
     Research and development expenses declined $0.3 million, or 3%, and decreased as a percentage of revenue for the nine months ended September 30, 2006 as compared to the same period of 2005. Research and development expenses include stock-based compensation expenses of $0.8 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. The costs associated with pre-production wafer manufacturing and qualifying new products and processes decreased $1.7 million for the periods covered due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting this decrease was an increase of $1.1 million due to additional headcount and related infrastructure to support our new product development efforts. Depreciation expense increased $0.2 million on equipment and software purchased to assist in new product design. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$3,316	$3,345	(1)%	$10,841	$9,036	20%
% of revenue	15%	19%		14%	21%
     Selling, general and administrative expenses in the third quarter of 2006 decreased slightly in absolute dollars and as a percentage of revenue compared to the same period in 2005. Selling, general and administrative expenses include stock-based compensation expenses of $0.9 million and $0.3 million in the third quarter of 2006 and 2005, respectively, an increase of $0.6 million primarily due to the adoption of SFAS No. 123(R) in 2006. We experienced decreases of $0.2 million in consulting costs, primarily due to reductions in the outside consulting work required in connection with section 404 of the Sarbanes-Oxley Act in our second year under these regulations; $0.1 million related to headcount and the related infrastructure costs; $0.1 million in travel expenses, largely due to less 404-related travel; and $0.2 million reduction in the allowance for doubtful accounts due to collections of older receivable balances which allowed us to lower our allowance requirements.
     Selling, general and administrative expenses in the nine months ended September 30, 2006 increased by $1.8 million, or 20%, but decreased as a percentage of revenue compared to the same period in 2005. Selling, general and administrative expenses include stock-based compensation expenses of $2.4 million and $1.0 million in the first nine months of 2006 and 2005, respectively, an increase of $1.4 million primarily due to the adoption of SFAS No. 123(R) in 2006. Approximately $0.8 million of the increase in selling, general and administrative expense was due to additional headcount and infrastructure costs to support our long-term growth prospects. Legal cost increased $0.1 million in connection with the securities litigation. Depreciation expense increased $0.1 million due to leasehold and furniture and fixture additions related to expanded facilities. Partially offsetting these increases were decreases of $0.3 million in consulting and accounting costs, resulting from less outside consulting work related to our second year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, a $0.2 million reduction in the allowance for doubtful accounts, and a $0.1 million reduction in travel expenses, largely due to less travel in connection with our testing of internal controls in 2006.

Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Interest and other income, net	$1,126	$877	28%	$3,041	$1,893	61%
     Interest and other income, net in the three months ended September 30, 2006 increased $0.2 million compared to the same period in 2005. We earned interest income of $1.3 million and $0.9 million in the three months ended September 30, 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred a $0.2 million loss on foreign currency exposure and hedging transactions in the third quarter of 2006 as compared to a small gain in the third quarter of 2005.
     Interest and other income, net in the nine months ended September 30, 2006 increased $1.1 million, compared to the same period in 2005. We earned interest income of $3.4 million and $2.1 million in the nine months ended September 30, 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance. We incurred a $0.2 million larger loss on foreign currency exposure and hedging transactions in the first nine months of 2006 as compared to the first nine months of 2005.
Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	($296)	$511	(158)%	($25)	$290	(109)%
Effective tax rate	10%	(25)%		0%	(4)%
% of revenue	-1%	3%		0%	1%
     We recorded a benefit from income taxes of $0.3 million for the three months ended September 30, 2006 and a provision of $0.5 million for the three months ended September 30, 2005, resulting in effective tax rates of 10% and (25)% for the respective periods. Our effective tax rate in 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We currently expect our tax provision to be approximately zero for the full year 2006, although this expected rate may change as we explore tax planning opportunities available to the Company.
     Our net loss includes stock-based compensation expense of $1.2 million for the three months ended September 30, 2006 and $0.4 million for the three months ended September 30, 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 2% for the three months ended September 30, 2006 and 7% for the three months ended September 30, 2005.
     Provision for (benefit from) income taxes was $(25,000) and $0.3 million in the nine months ended September 30, 2006 and 2005, respectively, representing effective tax rates of 0% and (4)%, respectively. Our net loss includes nondeductible stock-based compensation expense of $3.6 million for the nine months ended September 30, 2006 and $1.7 million for the nine months ended September 30, 2005. These charges increased our effective tax benefit approximately 9% for the nine months ended September 30, 2006 and 1% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(3,828)	$143
Net cash provided by (used in) investing activities	(5,292)	31,205
Net cash provided by financing activities	715	646
          Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $116.0 million at December 31, 2005 to $111.0 million at September 30, 2006, due primarily to our net loss in the first nine months of 2006. Cash, cash equivalents and short-term investments at September 30, 2006 were $103.1 million.
     Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $0.1 million for the nine months ended September 30, 2005. Net loss was $8.8 million for the nine months ended September 30, 2006 and $7.7 million for the nine months ended September 30, 2005.
     Accounts receivable increased $4.1 million in the nine months ended September 30, 2006 and decreased $17.2 million in the nine months ended September 30, 2005. The increase in 2006 and the decrease in 2005 correspond to the increases and decreases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 77 at September 30, 2006 and 70 at September 30, 2005. We expect days sales outstanding typically to range from 60 to 90 days.
     Inventory decreased by $4.7 million in the nine months ended September 30, 2006 and increased by $6.1 million in the nine months ended September 30, 2005. The decrease in 2006 reflects increased year to date revenue as compared to the prior year, depleting inventory on hand. The increase in 2005 corresponded to increasing sales volumes expected in the fourth quarter of 2005. Our annualized inventory turns were 12.6 for the nine months ended September 30, 2006 as compared to 4.5 for the nine months ended September 30, 2005, reflecting the higher sales and inventory reduction in the 2006 period. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.
     Accounts payable, accrued liabilities and taxes payable decreased $2.1 million and $4.6 million in the nine months ended September 30, 2006 and 2005, respectively. The decrease in 2006 was the result of declines in inventory purchasing, in particular the lower purchasing in the third quarter which contributed to the lower inventory balance. We expect payables to increase during the fourth quarter of 2006 with inventory purchasing activity increasing in order to maintain or slightly increase our inventory balances. The decrease in 2005 reflected a larger payable balance at December 31, 2004 due to larger purchases of inventory in that quarter and the sharp reduction in sales in the following three quarters.
     Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2006, compared to net cash provided by investing activities of $31.2 million in the nine months ended September 30, 2005. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $(4.4 million) and $33.3 million in the first nine months of 2006 and 2005, respectively. In the first nine months of 2005, many investments were moved to securities classified as cash equivalents. Likewise, cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents. We purchased approximately $0.9 million and $2.1 million of property and equipment in the first nine months of 2006 and 2005, respectively.
     Net cash provided by financing activities was $0.7 million for the first nine months of 2006 and $0.6 million for the first nine months of 2005, due to proceeds from issuance of our common stock under our stock option and stock purchase plans.
     To secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods. If we enter into such agreements, our cash flow could be negatively impacted in the short term. We may also enter into agreements that commit us to purchase minimum quantities of wafers or utilize minimum quantities of back-end assembly and test resources in order to secure capacity or to achieve favorable prices. While we currently do not have plans for long-term agreements with any of our suppliers, we may enter into such agreements in the future that we believe are in our best interests to secure needed capacity. Such arrangements may also result in excess inventory quantities, requiring charges to our cost of sales for excess or obsolete inventory. We recorded an inventory charge in the second quarter that reflected this risk and the consequential impact on our financial statements.

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
     We believe that our cash balance and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology or business, may result in increased expenses and the need for additional cash to fund these new requirements as well as our ongoing business activities. We continue to evaluate potential strategic acquisitions of all or part of another company, and while no acquisition is currently planned we may make such acquisitions in the future. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.
Recently issued accounting pronouncements
     In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 (EITF No. 06-03). “How taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)”. We are required to adopt the provisions of EITF No. 06-03 beginning with our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a significant impact on our results of operations.
     In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact, if any, of adopting SAB No. 108 on our financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
     Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal bonds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $94.0 million as of September 30, 2006, and have a weighted average interest rate of approximately 5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
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
     Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on the effectiveness of controls.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. However, due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
     On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on September 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the Company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the Company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of the Company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, where it is now pending.
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
     We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2005 and the first nine months ended September 30, 2006, our top three customers accounted for approximately 80% and 90% of our revenue, respectively. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, and we expect that the customers that represent a significant portion of our revenue will fluctuate from period to period. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.
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
     Our future success will depend on our ability to develop new drivers and product enhancements that achieve timely and cost-effective market acceptance. The development of our drivers is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. For example, we recently revised our new product introduction goal for 2006 from ten to seven. In addition, because we sell our products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
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
     We have experienced, and may continue to experience, substantial period-to-period fluctuations in our operating results due to declines in our average selling prices. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. The mobile handset market is extremely cost sensitive, which has resulted and may continue to result in declining average selling prices of the components comprising mobile handsets, including display modules and display drivers. In recent periods, we experienced significant declines in the average selling prices of our products. Our average selling price has declined from $1.20 in the third quarter of 2005 to $0.90 in the third quarter of 2006. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, or we fail to develop and introduce new products and enhancements on a timely basis, our operating results will suffer.

     We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.
     We derive all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, decline in market demand for one or more of our products, or the failure of one or more of our products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, demand for our CSTN drivers with lower resolution declined in 2005 as handset manufacturers transitioned to displays with higher color and better resolution. We began shipping our initial a-TFT and LTPS-TFT products in 2005. While demand for some of our new a-TFT products helped revenue grow in the first six months of 2006, a rapid decline in demand for some of our more mature products caused our total revenue to decline in the third quarter of 2006. Accordingly, market acceptance of our new a-TFT and LTPS-TFT products, as well as the next generation of our CSTN products, is critical to our future success.
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
     Our products are incorporated in display modules, which must comply with mobile handset manufacturers’ continually evolving specifications. Our ability to compete in the future will depend on our ability to comply with these specifications. As we seek to add new customers, such as those in the Japan market, we will need to comply with new, and sometimes more stringent, specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our drivers over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and mobile handset manufacturers typically do not change display drivers once a display module is designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.
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
     In the past, we have experienced significant revenue growth. Specifically, our annual revenue grew 970% in 2003 and 78% in 2004. We did not experience such rate of growth in 2005 and we do not expect similar revenue growth rates in future periods. Our revenue in 2005 was down 57% compared to 2004. Although we expect our revenue for 2006 to increase substantially over 2005, we do not expect to maintain the same rate of growth in future periods, and we could experience declines in revenue in future periods. Accordingly, you should not rely on the results of any prior annual or quarterly periods as an indication of our future revenue growth or financial results.
     We have incurred losses in prior periods and may incur losses in the future.
     We incurred net losses of approximately $0.1 million and $1.7 million for the years ended December 31, 2001 and 2002, respectively. Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred a net loss of $11.4 million in 2005 and $8.8 million in the first nine months of 2006, and it is likely we will incur losses for the remainder of 2006. We may not again achieve or sustain profitability on a quarterly or annual basis. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123(R), we are now required to apply certain expense recognition provisions to share-based compensation to employees using the fair value method, which expense recognition will have an adverse impact on our results of operations. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses.
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
     We rely on third-party contractors to manufacture, assemble and test our drivers. We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test contractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. Moreover, to the extent we decide to, or are required to, change contractors we will face risks associated with establishing new business relationships and processes.
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
     We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In November 2005, we hired Antonio Alvarez as our President and Chief Executive Officer, who will significantly influence the future direction and strategy of the Company. In addition, Dr. Steve Ahn, our founder and former CEO, recently transitioned from a full-time executive position to an advisory role. In the third quarter of 2006, we appointed Paul Novell to the position of Vice President of Sales and Marketing. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There is a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.
     Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.
     We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2006, we had seven U.S. patent applications pending, twelve foreign patent applications pending and had been issued four U.S. patents and two Korea patents. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
     We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering and sales personnel in Korea and sales and/or operations personnel in China, Hong Kong, Japan, and Taiwan. All of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. In addition, we anticipate that any growth of our business will involve international locations, which may include locations in which the company does not currently do business. Our international operations are subject to a number of risks, including:
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
     We may expend substantial resources to develop products for new applications or markets and may never achieve a meaningful sales volume for these products, which may harm our results of operations.
     All of our products introduced to date have been display drivers for small panel displays used in mobile handsets. As part of our strategy, we continually evaluate potential new businesses, products and technologies that might be complementary or supplemental to our existing product offerings. Our future success will depend in part upon the success of any such new businesses, products and technologies, and we face a number of risks in connection with pursuing such opportunities, including those described in other risk factors in this section. We will likely expend substantial resources in the future developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and defects upon production. In addition, our experience has been limited to display drivers for small panel displays, and we may be unsuccessful in marketing and selling any new products we develop. The markets we choose to enter will likely be highly competitive and many of our competitors may have substantially more experience in such markets. If we choose to enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve sufficient sales, which may limit our future growth and harm our results of operations.
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
     We believe that our executive officers and directors, in the aggregate, beneficially own approximately 19% of our outstanding common stock as of September 30, 2006. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
     Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, January 1, 2006, we adopted the revised statement of Financial Accounting Standard Board Statement No. 123R (SFAS 123R), “Share-Based Payment,” which requires that we record compensation expense in our statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard had, and will continue to have, a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

Dated: November 7, 2006	LEADIS TECHNOLOGY, INC.

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