Form 10-K
period 2006-12-31
LEADIS TECHNOLOGY INC
filed 2007-03-12
CIK 1130626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-50770

Leadis Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

800 W. California Avenue, Ste 200	94086
Sunnyvale, CA	(Zip Code)
(Address of principal executive offices)

(408) 331-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2006, the last day of registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market was approximately $125.5 million. Shares of common stock held by each executive officer and director and by each person who is known to the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2007, the registrant had 29,371,734 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 6, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEADIS TECHNOLOGY, INC.

Form 10-K
For the Fiscal Year Ended December 31, 2006

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and particularly the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our financial performance or achievements to differ materially from these forward-looking statements. Forward-looking statements can often be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “potential,” “project” or other similar words. Except as required by law, we undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances after the date of this document.

ITEM 1.	BUSINESS

Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of mobile and other consumer products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronic devices. Beginning in 2007, we intend to expand our product offerings to include LED driver, touch technology and consumer audio analog products. While we have primarily focused on the mobile handset market to date, we believe our new analog products will enable our strategy of diversification into other markets. The initial focus of this diversification strategy will be on portable consumer electronic device markets, but we anticipate later expansion into non-mobile and commercial markets as our new product portfolios evolve. We currently expect only modest revenue contributions from our new LED and audio product initiatives and no revenue contribution from touch technology product initiatives in 2007. During 2006, we shipped 101.6 million units of our display driver products and we recorded revenue of $101.2 million.

Our goal is to be a leading supplier of analog and mixed-signal semiconductor products for consumer electronic devices. As a fabless semiconductor company, we focus on design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages while avoiding the potential customer conflicts of captive business models. To date, we have sold our products to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers. Our end market customers have been concentrated among a few significant mobile handset manufacturers, including Nokia Corporation and Samsung Electronics Co., Ltd. As we expand our product portfolio to LED drivers, touch technology and audio products, we expect our customer base to broaden to include MP3, personal media player (PMP) manufacturers and other consumer electronic markets, and that we will be selling directly to OEM and ODM manufacturers in addition to our historical module customers.

We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Our principal executive offices are located in Sunnyvale, California. Our website address is www.leadis.com. This annual report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are publicly available on our website without charge promptly following our filing with the Securities and Exchange Commission. In addition, a copy of this annual report is available without charge on our website at www.leadis.com or upon written request to: Investor Relations, Leadis Technology, Inc., 800 W. California Avenue, Suite 200, Sunnyvale, California 94086.

Industry Overview

The number of mobile devices requiring display technologies is a large market consisting of products such as mobile handsets, MP3/PMP players, personal data assistants, or PDAs, handheld games, and digital still cameras.

According to a leading market research company, the number of small and medium sized displays (9” or less) shipped in 2006 was nearly two billion units. To date, our business has focused primarily on the mobile handset market, which remains one of the largest mobile device markets. Approximately 980 million mobile handsets were sold in 2006, representing an increase of approximately 20% compared to 2005.

As mobile device manufacturers continue to introduce new products with innovative technologies and applications, the display has become an increasingly important feature of these devices. Mobile device manufacturers need to balance display performance with cost, reliability and power consumption. Color displays for mobile handsets and other consumer electronic devices are differentiated by size, resolution, number of colors, brightness, color sharpness, contrast and response time. Color super twisted nematic liquid crystal displays, or CSTN LCDs, and thin film transistor liquid crystal displays, or TFT LCDs, are the dominant color display technologies for mobile handsets. CSTN is primarily used for mid- to low-end mobile handsets because of its cost advantage, and TFT is used primarily for mid- to high-end mobile handsets based on better image quality, larger size and higher resolution. In 2006, approximately 60% of all mobile handsets sold contained TFT displays. Organic light emitting diode, or OLED, technology, known for its excellent display quality, has penetrated the mobile device market primarily serving the subdisplays on mobile flip phones and the MP3 market. The penetration rate for OLED displays in the mobile handset market has slowed in recent periods due to its relatively higher cost and the enhanced competitiveness of higher end display technologies such as low-temperature polysilicon, or LTPS.

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

Small LCD displays require a backlight unit to supply the light illuminating the screen, and each backlight unit requires LED drivers. In 2006, IMS Research estimated the total market for LED drivers to be $600 million, with LED drivers for mobile handset backlighting representing the largest portion of the LED driver market. As mobile handsets continue their progression toward increased multimedia and game use, the amount of time that the display is fully-on has increased significantly. In this mode, the display can consume up to one-half of a handset’s total power consumption, with 90% of the display’s power being consumed by the backlight. Accordingly, optimizing the use of the display’s backlight is important to managing total power consumed by the mobile device.

Display Driver Product Solutions

We offer highly-integrated, single-chip mixed-signal display drivers targeting small panel displays supporting all major display technologies. While driving a large panel display requires multiple discrete integrated circuits, or ICs, such as a display controller, DC to DC converter, and row and column drivers, our small panel display drivers integrate both analog and digital functionality into a single mixed-signal system-on-a-chip, or SoC. To date, we have focused primarily on the mobile handset market, but our display driver products are suitable for use in other consumer electronic devices, including MP3 players and PDAs. Leading handset manufacturers generally require displays with varying resolutions and levels of customization within each display technology, which results in a fragmented market. As a result, companies must be able to supply a broad spectrum of display drivers in order to be successful in our market.

To increase the value proposition of our display driver products, we plan to incorporate innovative technology that helps optimize the performance of the display. Our new PowerLitetm products contain a dynamic backlight control algorithm that optimizes power consumption of the LCD display module. At the heart of the algorithm, an analysis of each pixel in a display frame is performed, resulting in a calculation of how the backlight and liquid crystal transmittance can be balanced to achieve the lowest power level. As mobile handsets are increasingly used for multimedia and gaming applications, the amount of time that the display is fully-on has increased significantly. In this mode, the display consumes approximately one-half of the total handset power consumption, with 90% of the display’s power consumed by the backlight. By carefully controlling the backlight power and LCD driving voltages, our PowerLitetm products can reduce the power consumption up to 50% without ambient light input and more than 50% depending upon the ambient light condition.

We will also be offering several varieties of high speed serial links for our mobile display drivers. Similar to PC notebook applications, the data communication to the handset display is moving toward high speed serial interfaces for increased design flexibility in flip phones and slide phones, where the link passes through mechanically constrained channels. These serial links also help support the higher data rates required for larger screens with higher color depths. We intend to support both customer-specific serial links, such as CDP and MDDI, as well as the converging industry standard, MIPI DSI.

Our display driver product solutions for mobile devices include the following:

TFT technology — Thin film transistor liquid crystal display, or TFT LCDs, have been widely used for large panel LCD applications such as notebook PCs, flat panel monitors and televisions. Use of TFT LCDs for small panel applications has gained market share quickly, particularly for mid- to high-end mobile devices including mobile handsets. We design, develop and market display drivers utilizing two types of TFT technology: amorphous silicon TFT (a-TFT) technology, which is now the most prevalent technology used in mobile handsets, and low-temperature polysilicon (LTPS) TFT technology, an advanced form of TFT.

We currently offer six different TFT display drivers, and expect to introduce several new a-TFT and LTPS drivers in 2007. We expect that a significant portion of our future revenue will be generated from sales of a-TFT and LTPS products. We expect to have samples of our new TFT products with our PowerLitetm solution available in the second quarter of 2007.

STN technology — Super twisted nematic liquid crystal display, or STN LCDs, is a widely used technology for small panel displays, particularly for displays used in mobile handsets. We design and market both color STN, or CSTN, display drivers, which are used primarily for mainstream mobile handsets, and monochrome STN display drivers, which were the dominant displays for mobile handsets until the introduction of color displays and are currently used mainly in low-end mobile handsets.

In 2006, a significant portion of our revenue was derived from sales of CSTN drivers. In 2007, however, we expect to decrease our investment in CSTN products in favor of our TFT products, particularly those with our new PowerLitetm solution. Sales of monochrome STN drivers represented a small portion of our total shipments in 2006, and we expect sales of these products to further decline in 2007.

OLED technology — Organic light-emitting diode, or OLED, offers enhanced visual experience and performance characteristics as compared to LCD displays. We were the first company to commercialize single-chip display drivers for full color OLED when we began shipping our first passive matrix OLED, or PM-OLED, driver in the third quarter of 2002. PM-OLED is an alternative to STN and TFT technology and has been utilized in the subdisplays of mobile handsets and other applications such as MP3 players.

We currently offer several different PM-OLED display drivers and we expect sales of PM-OLED products to remain a modest part of our business in the immediate future. We are also developing, or plan to develop, drivers for active matrix OLED displays, or AM-OLED, which may be an attractive technology display solution for the main display of mobile handsets due to enhanced visual characteristics in the areas of color gamut, contrast ratio, and viewing angle.

LED Driver Product Solutions

Our initial LED driver products will be focused on controlling the LED backlight of mobile handsets to optimize power consumption. Small LCD displays require a backlight unit to supply the light illuminating the screen, and each backlight unit requires two to six LED’s and LED drivers. Historically, LED drivers have been functionally independent of the LCD display drivers. However, as power savings becomes an increasingly significant factor in display module performance, communication between LED and LCD drivers becomes an essential requirement. Our existing line of LCD display drivers control the amount of backlight transmitted, facilitating the transformation of digital display data into visual images. Our new line of LED drivers will receive communication from the display driver and thereby control the intensity of the backlight unit required to render a high-quality image at the lowest power consumption levels. Combining our new family of LED drivers with our new PowerLitetm LCD drivers, we expect to be able to provide a system solution for display modules, achieving up to 50% power savings compared to current architectures.

We currently offer the following two LED driver products for mobile backlighting applications:

The LDS8841 is designed to drive up to four LEDs in parallel at current levels as high as 31mA each. Dimming control to lower LED brightness is achieved through a series of clock pulses on the one wire interface. The device is compatible with input voltages from 3v to 5.5v at efficiency levels as high as 91%.

The LDS8862 drives up to six LEDs in parallel at current levels up to 32mA. Current levels may be set in 0.5mA increments using a standard I2C interface. Like the LDS8841, the device is compatible with input voltages from 3v to 5.5v at efficiency levels up to 91%.

Future Consumer Audio Product Solutions

We recently acquired Mondowave Inc., a developer of semiconductor products for portable audio devices. Through this acquisition, we plan to offer a line of low-power products for audio applications in consumer electronic devices. The initial products will be a low-power CODEC and FM transmitter.

We continue to pursue development of additional products to address other segments of the mobile market, including touch screen technology products, and we will continue to introduce newer versions of our existing products.

Product Strategy

Our objective is to be a leading provider of analog and mixed-signal semiconductor products for mobile and consumer electronic devices by developing our design engineering expertise, manufacturing process experience and strong relationships with top tier handset manufacturers. The principal elements of our strategy are to:

•	Create greater value in our display drivers. Incorporating innovative technology into our display drivers is essential for our long term success. In 2007, we will add a PowerLitetm solution, consisting of a dynamic backlight control algorithm, and several high-speed serial interfaces to our display driver products. In addition, by combining our new family of LED drivers with our new PowerLitetm LCD drivers, we believe we will be able to provide a system solution for display modules, further enhancing the value of our display driver products.

•	Continue to focus on a-TFT and LTPS. In order to succeed we must be able to develop products that satisfy the evolving technology and product specifications required by the major handset manufacturers. As the market continues its shift toward TFT LCD displays, we plan to increase the focus of our display driver product development on a-TFT and LTPS products to expand our presence in this key portion of the mobile handset display market. We will maintain a strong focus on research and development to maintain a product portfolio that supports the evolving demands of the handset market.

•	Provide high-quality and cost-effective designs. In 2006, we allocated resources to improving our new product development processes and overall quality. While this will continue to be a focus in 2007, our cost reduction strategy also depends upon process technology migration. We are now designing our new products using a 0.15um high voltage process and we plan to co-develop a 0.13um high voltage process with a foundry partner for our next generation products. This will enable us to cost-effectively incorporate more features on our display drivers and improve our overall cost structure.

•	Expand beyond display drivers. We will seek to leverage our core capabilities in analog and mixed-signal product development and a strong position with mobile handset and display module makers, to move into related, higher margin product areas. Due to their anticipated synergy with our existing display driver business, we plan to expand initially with LED drivers and touch sensor technology products. While we will introduce these products initially in the mobile handset market, both areas lend themselves well to diversifying into other markets. Therefore these new product lines may provide both product diversification, as well as market diversification. We also recently announced our future expansion into consumer audio applications through our acquisition of Mondowave Inc.

Sales and Marketing

We currently sell our products to display module manufacturers, who in turn sell their display modules to mobile handset manufacturers. We focus our sales and marketing strategy on establishing business and technology relationships with both major display module manufacturers and mobile handset manufacturers to allow us to work closely with them on future solutions that align with their product roadmaps. Our design engineers collaborate with display module design engineers to create display drivers that comply with the specifications of the mobile handset manufacturers and provide a high level of performance at competitive prices. Our end customer market is highly concentrated among a few significant mobile handset manufacturers.

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

Customers

In 2006, Samsung SDI Co., TPO Displays Corporation and AU Optronics Corporation accounted for approximately 35%, 31% and 21% of our revenue, respectively. We are actively working with other display module manufacturers on new designs and intend to continue expanding our working relationships with existing customers and cultivating new customers. Even as we expand our customer base, we expect a significant portion of our revenue to be generated from sales to a limited number of customers, including TPO Displays Corporation and Samsung SDI. As a result, the loss of or significant reduction in orders from either of these customers could significantly reduce our revenue and adversely impact our operating results. These mobile display module manufacturers supply modules incorporating our drivers to a concentrated group of significant mobile handset manufacturers, including Nokia Corporation and Samsung Electronics Co., Ltd. Sales to customers located in Japan represented approximately 20% our total sales in the fourth quarter of 2006. We expect sales to Japanese customers to increase in 2007 as a percentage of our total revenue. Please refer to Note 8 of Notes to Consolidated Financial Statements included in this annual report for additional information regarding revenue by geographic region.

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

Manufacturing

We outsource the manufacturing, assembly and testing of our products to third parties. Our foundry suppliers fabricate our products using a customized, high-voltage version of their mature and stable CMOS process technology with feature sizes of 0.15 micron and higher. Our principal foundry suppliers are Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn.Bhd. in Malaysia and United Microelectronics Corporation in Taiwan, but we anticipate also using other foundry suppliers in the future. Our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value. To the extent our foundry suppliers experience poor yield rates or tightened capacity conditions, we may be unable to meet our customers’ demand requirements and our business may be harmed.

Following wafer fabrication processing, our wafers are shipped from the foundries to assembly and testing contractors, where they are electrically tested and assembled onto tape carrier packages for certain devices. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our control over the performance of our devices. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, to assemble and test our products. As our product portfolio expands, we may use additional assembly and testing contractors. To the extent these contractors experience heightened demand for their services, we may be unable to secure sufficient testing and assembly capacity to meet our customers’ product demand requirements. While our testing contractors currently ship our products directly to our customers, we may in the future ship products to customers out of our own facility.

Inventory

We manage inventories by forecasting product-by-product demand based upon our industry experience and communications with our customers. We place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Depending upon the level of demand for our products and demand for products incorporating our display drivers, we may maintain substantial inventories of our products in order to be able to meet demand on a timely basis. In addition, any cancellation, modification or delay in shipments in the future may impact our inventory levels.

Research and Development

To date, we have conducted our semiconductor design and development activities primarily in Korea. This allows us to access a pool of experienced display driver engineers and maintain geographic proximity to our customers while helping us lower our operating costs. As we expand our product base, we may add additional research and development capacity in other locations to maintain close proximity to customers, access experienced engineers and contain costs. We believe that our continued commitment to research and development and timely introduction of new and enhanced display drivers is integral to maintaining our competitive position. As a result, we expect to continue to allocate significant resources to these efforts. Our total expenditures for research and development were $13.8 million for 2006, $14.5 million for 2005 and $15.0 million for 2004.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and proprietary information through agreements with our customers, suppliers, employees and consultants. As of December 31, 2006, we had six U.S. patent applications pending, twelve foreign patent applications pending, and had been issued four U.S. patents and two patents in Korea. In addition, Mondowave Inc., which we recently acquired, has filed approximately ten patent applications relating to its audio technology. These patent applications and issued patents cover our intellectual property contained in our LCD display drivers. We expect to file additional patent applications covering our intellectual property. We cannot assure you that any patents will be issued to us as a result of our pending or future applications or that any patent issued will provide substantive protection for the technology or product covered by it.

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

Competition

The markets for semiconductors generally, and small panel display drivers in particular, are intensely competitive. We believe that the principal competitive factors in our market include cost, design times, display performance, level of integration, design customization, manufacturing expertise and quality. We believe our solutions compete favorably across these factors. However, many of our current and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. We anticipate that the market for our products will be subject to rapid technological change.

Many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. We typically compete with these captive semiconductor suppliers as well as independent semiconductor suppliers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation. The major independent suppliers of display drivers with which we may compete include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited.

We expect the competitors for our new LED driver and audio application businesses will be different from the competitors for our display driver business. Suppliers of LED drivers for mobile backlighting include Advanced Analogic Technologies, Inc., Linear Technologies, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. We expect potential competitors for our new audio products to include Wolfson Microelectronics, Texas Instruments, Rohm Co., ST Microelectronics, National Semiconductor and Maxim Integrated Products, Inc. These potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us.

Employees

As of December 31, 2006, we had 141 employees, including 67 in research and development, 23 in operations and 51 in sales, marketing, general and administrative functions. By region, 16 of our employees were located in the United States, 94 in Korea and 31 in other parts of Asia. None of our employees is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Financial Information by Geographic Location

We operate in a single industry segment: the design, development and marketing of mixed-signal semiconductors that enable and enhance the features and capabilities of small panel displays for mobile consumer electronic products, primarily mobile handsets. We currently generate all of our revenue from customers in Asia. Related information is included in Note 8 of Notes to Consolidated Financial Statements.

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

We sell display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During 2006, our top three customers, Samsung SDI Co., TPO Displays Corporation, including both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation, which merged in the second quarter of 2006, and AU Optronics Corporation accounted for approximately 35%, 31% and 21% of our revenue, respectively. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. For example, in the first quarter of 2007, we announced that we would not continue to supply a large CSTN program at Samsung SDI Co. The loss of this program will have a significant impact on our revenue for the first half of 2007. We also anticipate that our sales to AU Optronics will decline in the first half of 2007 as a mature program ramps down.

Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In 2006, the business of Philips MDS, one of our largest customers, merged with Toppoly Optoelectronics Corporation, another customer, to form TPO Displays Corporation. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.

Our customers include our products in displays sold to a small number of handset manufacturers, and the loss of business by our customers with these handset manufacturers could adversely affect our business.

Nearly all of our products are used for displays sold for use in mobile handsets manufactured by a concentrated group of handset manufacturers. Moreover, the large majority of our products are used in handsets manufactured by Nokia Corporation. To the extent any of our module display customers lose some or all of their business with the mobile handset manufacturers to which they supply modules containing our products, and Nokia in particular, our business would be adversely affected.

Our efforts to expand our product portfolio and enter into new markets have attendant execution risk.

All of our products introduced to date have been display drivers for small panel displays used in mobile handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. For example, we recently announced our intention to develop and sell LED drivers and touch technology sensor products. We also recently announced the acquisition of Mondowave Inc., a developer of semiconductor products for consumer audio applications, which we expect to introduce later this year. We will likely expend substantial resources, including cash, in developing new and additional products for these and other new markets. We currently expect only modest revenue contributions from our new LED and audio product initiatives and no revenue contribution from touch technology product initiatives in 2007. However, we may experience unforeseen difficulties and delays in developing these products as well as defects upon production. Moreover, we do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.

We recently announced the acquisition of Mondowave Inc., a semiconductor company specializing in consumer audio applications. As part of our growth and product diversification strategy, we will continue to evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. The acquisition of Mondowave and any acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

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

Such acquisitions also could cause us to expend a substantial portion of our cash balances, incur debt or contingent liabilities, incur accounting charges, or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders, which could impair our financial position. We may not realize the anticipated benefits of any acquisition or investment. In addition, any future acquisitions may not be favorably received by investors or securities analysts, which could cause declines in our stock price.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop new display drivers and product enhancements that achieve timely and cost-effective market acceptance. The development of our display drivers is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

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

We cannot assure you that products we recently developed, such as our new PowerLitetm LCD drivers and LED drivers or other products we may develop in the future, will achieve market acceptance. If these display drivers fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of high-volume design wins will harm our financial results in the first half of 2007. While new product introductions in the first half of 2007 may improve our sales outlook for the second half of 2007, we cannot assure you that these new introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.

If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.

Our products are incorporated in display modules, which must comply with mobile handset manufacturers’ continually evolving specifications. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology, such as dynamic backlight control and high speed serial interfaces, into our products to be successful. In addition, as we seek to add new customers, such as those in the Japan market, we will need to comply with new, and sometimes more stringent, specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our drivers over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and mobile handset manufacturers typically do not change display drivers once a display module is designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.

The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.

The mobile handset market is extremely cost sensitive, which has resulted and may continue to result in declining average selling prices of the components comprising mobile handsets, including display modules and display drivers. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our products, which also harms our gross margins. Our average selling price declined from $1.32 in 2005 to $1.00 in 2006. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing or production costs, our operating results will suffer.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

Historically, we have derived all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, decline in market demand for one or more of our products, or the failure of one or more of our products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, the market has begun transitioning away from CSTN in favor of thin film transistor, or TFT, and low temperature polysilicon, or LTPS, devices. We recently announced that we will place greater focus on our TFT and LTPS product development and reduce our allocation of resources to CSTN products, reflecting the ongoing market trend. In the short-term, our transition away from CSTN devices will negatively impact our total revenue. Moreover, market acceptance of our new TFT and LTPS products is critical to our future success.

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

Our revenue has fluctuated significantly from year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.

In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. For example, our annual revenue grew 970% in 2003 and 78% in 2004, but declined 57% in 2005. While our revenue increased 58% in 2006 compared to 2005, we do not expect revenue growth in 2007. Accordingly, you should not rely on the results of any prior annual periods as an indication of our future revenue growth or financial results.

We have incurred losses in prior periods and will incur losses in the future.

Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred net losses of $11.4 million and $11.9 million in 2005 and

2006, respectively, and we expect to incur a net loss in 2007. We expect to incur additional operating expenses in the next several quarters in connection with the development and expansion of our business to new products and markets. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis.

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

Our small panel display drivers are highly complex and have contained, and may in the future contain, undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, we may incur additional development, repair or replacement costs, our margin rates will suffer, and our credibility and the market acceptance of our products could be harmed. Defects in our products could also lead to liability as a result of lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

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

To remain competitive, we strive to manufacture our drivers using increasingly smaller geometries and higher levels of design integration. Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from our third-party foundry contractors. Use of advanced processes may have greater risk of initial yield problems and higher production costs. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. In the past, we have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to successfully migrate to smaller geometry processes. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our gross margin and our operating results.

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

We sell our drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our drivers or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, we recorded a $2.9 million inventory reserve charge in 2006 due to inventory that was in excess of forecasted demand. This inventory risk is exacerbated because many of our products are customized, which hampers our ability to sell any excess inventory to the general market.

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

The markets for semiconductors generally, and small panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete for sales of our LCD display drivers include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited. Additionally, many mobile device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

Potential competitors for our new LED drivers include Advanced Analogic, Inc., Linear Technologies, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. We expect potential competitors for our new audio products to include Wolfson Microelectronics, Texas Instruments, Rohm Co., ST Microelectronics, National Semiconductor and Maxim Integrated Products, Inc.

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

Our direct customers for our display drivers are display module manufacturers serving the mobile handset market. One primary customer, Samsung SDI, is affiliated with a corporate organization that has a division that designs, manufactures and sells display drivers that compete with our products. To the extent this customer chooses to replace our products with an affiliate’s products, our business will be negatively impacted.

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets and on a third party logistics provider to ship products to our customers. The failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn Bhd. in Malaysia, and United Microelectronis Corporation in Taiwan to produce our products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our products. If these vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our products.

We face significant risks associated with relying on third-party vendors, including:

•	reduced ability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	limited warranties on wafers or products supplied to us;

•	limited ability to obtain insurance coverage for business interruptions related to contractors;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials that foundries use to manufacture our products;

•	labor shortages or labor strikes;

•	political instability in countries where contractors are located; and

•	actions taken by our subcontractors that breach our agreements

We do not have long-term supply contracts with our third-party manufacturing vendors and they may allocate capacity to other customers and may not allocate sufficient capacity to us to meet future demands for our products.

We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. Moreover, to the extent we decide to, or are required to, change contractors we will face risks associated with establishing new business relationships and processes capacity. To secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods or enter into agreements that commit us to purchase minimum quantities in order to secure capacity or to achieve favorable prices. While we currently do not have plans for long-term agreements with any of our suppliers, we may enter into such agreements in the future, which could reduce our cash flow and subject us to risks of excess inventory or service costs.

Failure to achieve expected manufacturing yields for existing and/or new products would reduce our gross margin and could adversely affect our ability to compete effectively.

We have experienced, and may again experience, manufacturing yields that were less than we had anticipated. Semiconductor manufacturing yields are a function of product design, which is developed largely by us, and process technology, which is typically developed by our third-party foundries. As low manufacturing yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify sensitivities relating to the design processes used. As a result, yield problems may not be identified until well after the production process has begun. Any decrease in manufacturing yields could result in an increase in our manufacturing costs and decrease our ability to fulfill customer orders in a timely fashion. This could potentially have a negative impact on our revenue, our gross margin, our gross profit, and our customer relationships. The manufacturing yields for new products tend to be lower initially and increase as we achieve full production. The short product life cycles of our display drivers requires us to develop new products faster and to manufacture these products for shorter periods of time. In many cases, these shorter manufacturing periods will not reach the longer, higher volume manufacturing periods conducive to higher manufacturing yields and declining costs. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation and result in our customers working with our competitors.

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

We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In November 2005, we hired Antonio Alvarez as our President and Chief Executive Officer, who will significantly influence the future direction and strategy of the Company. In addition, Dr. Steve Ahn, our founder and former CEO, and Daniel Hauck, our former Vice President of Worldwide Sales, left the Company in 2006. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2006, we had six U.S. patent applications pending, twelve foreign patent applications pending and had been issued four U.S. patents and two Korea patents. In addition, Mondowave Inc., which we recently acquired, has filed approximately ten patent applications relating to its audio technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

We recently announced our intention to expand our operations to include LED driver and touch technology products. In addition, we also recently acquired Mondowave Inc., a developer of consumer audio products. As a result of these new ventures, we will increase the scope and complexity of our operations and expand our workforce. This growth will likely place a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers and greater levels of inventories. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 22% of our outstanding common stock as of March 1, 2007. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires that we record compensation expense in our statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of this new standard had, and will continue to have, a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of stock-based payments. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and companies and accounting firms lack significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur, increased expense and to devote significant management resources to Section 404 compliance. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our executive and administrative headquarters occupy approximately 11,840 square feet of a facility located in Sunnyvale, California, under a lease that expires in June 2010. In addition, we lease approximately 29,000 square feet in Korea under two leases, with expiration dates from February 2008 to June 2008. These facilities in Korea are used to house our primary engineering, as well as lab space and sales and administrative offices. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our foreseeable expansion of operations. For additional information regarding obligations under leases, see Note 4 of Notes to Consolidated Financial Statements under the subheading “Operating leases,” which information is hereby incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on September 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the Company’s OLED products was already slowing due to competition from one of its existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the Company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of the Company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties have filed their respective appellate briefs and the appeal is now pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “LDIS.” As of December 31, 2006, there were approximately 43 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, we estimate the actual number of stockholders to be over 1,500.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by The NASDAQ Global Market:

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low

First Quarter	$5.78	$4.96	$10.50	$5.63
Second Quarter	6.29	4.81	8.16	5.41
Third Quarter	5.39	3.87	8.74	6.26
Fourth Quarter	5.14	3.84	6.94	4.87

No cash dividends were paid on our common stock in 2006 and 2005.

Use of Proceeds from the Sale of Registered Securities

On June 15, 2004, our registration statement on Form S-1 (Registration No. 333-113880) was declared effective for our initial public offering. As of December 31, 2006, we had invested the $76.5 million in net proceeds from the offering in money market funds, municipal bonds, commercial paper and government agency bonds. We intend to use these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. A portion of the proceeds were used to fund our recently announced acquisition of Mondowave Inc. We may also use a portion of the net proceeds to fund possible future investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on or about June 6, 2007, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this report.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index for the period from June 16, 2004 (the first trading date of our common stock) through December 31, 2006. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FOR THE PERIOD
JUNE 16, 2004 THROUGH DECEMBER 31, 2006

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial and operating information for Leadis Technology together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and our audited consolidated financial statements and notes thereto included elsewhere in this annual report.

The selected consolidated balance sheet data as of December 31, 2006 and December 31, 2005 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2006 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2004, December 31, 2003 and December 31, 2002 and the selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$101,208	$64,182	$150,250	$84,456	$7,893
Cost of sales(1)	88,506	50,197	97,725	54,305	6,781

Gross profit	12,702	13,985	52,525	30,151	1,112

Operating expenses:
Research and development(1)	13,796	14,522	14,964	7,042	1,398
Selling, general and administrative(1)	14,785	12,766	8,545	3,538	1,493

Total operating expenses	28,581	27,288	23,509	10,580	2,891

Operating income (loss)	(15,879)	(13,303)	29,016	19,571	(1,779)
Interest and other income (expense), net	4,349	2,718	956	59	119

Net income (loss) before income taxes	(11,530)	(10,585)	29,972	19,630	(1,660)
Provision for income taxes	523	765	12,379	6,870	—

Net income (loss) before cumulative effect of change in accounting principle	(12,053)	(11,350)	17,593	12,760	(1,660)
Cumulative effect of change in accounting principle, net of tax(1)	142	—	—	—	—

Net income (loss)	$(11,911)	$(11,350)	$17,593	$12,760	$(1,660)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(0.42)	$(0.40)	$0.72	$0.62	$(0.28)
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Basic net income (loss) per share	$(0.41)	$(0.40)	$0.72	$0.62	$(0.28)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(0.42)	$(0.40)	$0.63	$0.55	$(0.28)
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Diluted net income (loss) per share	$(0.41)	$(0.40)	$0.63	$0.55	$(0.28)

Weighted-average number of shares used in calculating basic net income (loss) per share	28,802	28,143	24,469	20,572	5,980
Weighted-average number of shares used in calculating diluted net income (loss) per share	28,802	28,143	27,817	23,130	5,980

(1)	As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25. Amounts in 2006 include stock-based compensation expenses recorded under SFAS No. 123(R), and amounts in 2002 through 2005 include amortization of deferred stock-based compensation recorded under APB No. 25 as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(SFAS123R)	(APB25)	(APB25)	(APB25)	(APB25)

Cost of sales	$417	$97	$269	$26	$—
Research and development	$1,017	$794	$1,730	$692	$—
Selling, general and administrative	$3,232	$1,211	$2,492	$202	$—

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,697	$72,801	$45,012	$22,956	$8,685
Working capital	$109,310	$116,040	$124,351	$26,470	$12,138
Total assets	$140,729	$143,914	$154,815	$61,652	$16,501
Total debt	$—	$—	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$14,300	$13,250
Stockholders’ equity (deficit)	$114,037	$119,815	$127,106	$13,607	$(147)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market analog and mixed-signal semiconductors that enable and enhance the features and capabilities of mobile and other consumer products. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronics device, but we have recently announced the expansion of our business into LED drivers. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.

We sell our semiconductor products to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers and other consumer electronic devices. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

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

Total revenue was $101.2 million in 2006, an increase of 58% from $64.2 million in 2005. Unit shipments were 101.6 million in 2006, an increase of 110% as compared to 2005. Gross margin declined to 13% in 2006 as compared to 22% in 2005, due primarily to timing of new product introductions. Operating expenses increased 5% to $28.6 million in 2006 as compared to $27.3 million in 2005, as a result of adoption of SFAS No. 123(R) in 2006. Our net loss was $11.9 million in 2006 as compared to net loss of $11.4 million in 2005. Despite our net loss in 2006, our cash, cash equivalents and short-term investments remained flat as compared to the prior year end.

Our 2006 revenue was derived primarily from sales of color super twisted nematic, or CSTN, and thin film transistor, or TFT, display driver devices. Over the past few years the market has migrated to TFT devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, which hurt our business. Our revenue improved in 2006 as compared to the prior year as we introduced newer versions of both CSTN and TFT devices in late 2005 and 2006 which generated stronger sales volumes. In spite of these sales increases, our net loss increased due to lower gross margins, as well as our operating expense increase resulting from adoption of SFAS No. 123(R). We are focusing our new product development efforts on TFT devices and innovative display technologies. We are also investing in new process technology efforts to enable us to design our newer products to a smaller die size, thereby reducing the manufacturing cost per unit. The timely introduction of new products with smaller die sizes is essential to improving gross margins on our products.

We currently expect 2007 sales to be lower than 2006 sales, resulting in a net loss for 2007. We did not generate sufficient 2006 design wins at high enough volumes to compensate for expected sales declines on legacy products. This reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. We believe TFT devices provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in TFT devices nor that we will be able to sell our products at higher margins. In the short-term, our transition away from CSTN devices will negatively impact total sales.

We are also moving some of our research and development focus into new product areas, including light-emitting diode, or LED, drivers, touch technology sensors and consumer audio applications. Our expansion into consumer audio is the result of our recently announced acquisition of Mondowave Inc. We believe this diversification provides us a better opportunity for long-term profitable growth. We cannot assure you that our development efforts in these areas will be successful.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, stock-based compensation, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, warranty obligations, income taxes and stock-based compensation.

Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectibility is reasonably assured. To date, most of our sales were to large established companies based on purchase orders from these customers with minimal collectibility issues. Customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess collectibility based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria will not be met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Inventory Valuation.  We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories by comparing quantity on hand with forecasted future sales based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. When analyzing inventory reserves, we take into consideration the quantity of inventory on hand as well as purchase commitments. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

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

During 2006, we established a valuation allowance for our U.S. deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance on the U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. until sufficient positive evidence exists to support the reversal.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for stock-based payments transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair value based method and recognized on a straight-line basis for awards granted after January 1, 2006 over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), consistent with the approach previously used for our pro forma disclosures under SFAS No. 123, “Accounting for Share-Based Compensation.” The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on the historical volatility of our stock. The expected life is calculated using the simplified method allowed under SAB No. 107. In addition, stock-based compensation expense is recorded net of estimated forfeitures that are based on historical experience. If any of the assumptions used in the Black-Scholes model or forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period, which could materially affect our financial results. We elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest, and employee stock purchase plan activity, over the requisite service periods beginning on January 1, 2006, the first day of our fiscal year 2006.

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We used the Black-Scholes model to estimate the fair value. This model requires the use of highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. We reviewed these assumptions periodically and modified them as conditions changed. We calculated our stock price volatility and compared with that of peer companies to determine the reasonableness of this variable. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the three years ended December 31, 2006:

	Years Ended December 31,
	2006	2005	2004

Total revenue	100%	100%	100%
Cost of sales	87%	78%	65%

Gross profit	13%	22%	35%

Operating expenses:
Research and development	14%	23%	10%
Selling, general and administrative	15%	20%	6%

Total operating expenses	29%	43%	16%

Operating income (loss)	(16)%	(21)%	19%
Net income (loss)	(12)%	(18)%	12%

Total Revenue

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Total revenue	$101,208	58%	$64,182	(57)%	$150,250

Total revenue was $101.2 million in 2006, an increase of $37.0 million, or 58%, as compared to $64.2 million in 2005. We sold approximately 101.6 million units in 2006, which represented an increase of 110% compared to the approximately 48.5 million units we sold in 2005. The substantial year-to-year unit shipment growth indicates we recaptured market share over the past year, although at lower prices and in markets that are highly cost competitive. Our TFT sales in 2006 more than quadrupled and sales of CSTN devices increased significantly as compared to 2005. These increases were offset by a significant decline in OLED sales. Our average selling price in 2006 declined 25% from 2005. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end mobile handsets. In addition, this average selling price decline is caused by an increase in lower priced STN sales as a percentage of total sales for the comparable periods. We have experienced general price declines across the display driver space over the past two years. We currently expect sales in 2007 to decrease as compared to 2006 sales, as we were unable to secure enough high volume design wins from 2006 product introductions to compensate for sales declines in older products. While new product introductions in the first half of 2007 may improve our sales outlook for the second half of 2007, we cannot assure you that these new introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset declines on older products. We currently expect only modest revenue contributions from our new LED and audio product initiatives and no revenue contribution from touch technology product initiative in 2007.

Total revenue decreased $86.1 million, or 57%, in 2005 as compared to 2004. Approximately 48.5 million units were sold in 2005, a 13% decrease as compared to approximately 55.9 million units sold in 2004. The decline in revenue was primarily the result of the market transitioning from older 4K CSTN and OLED devices to newer 65K CSTN and TFT products at a time when we did not have sufficient competitive products available to meet the changing market. While we experienced growth in sales of 65K CSTN, TFT and monochrome STN devices in 2005, these increases were not sufficient to compensate for the significant declines in sales of 4K CSTN and OLED devices. Display driver price is a function of technology as well as the maturity of the device sold. Our average selling price in 2005 declined slightly more than half from 2004, reflecting overall price erosion in the display driver market due to competitive conditions, the technology mix in our products sold and a greater proportion of our sales from mature products in 2005.

Revenue by Customer

	% of Revenue for the			% of Accounts Receivable
	Years Ended December 31,			at December 31,
	2006	2005	2004	2006	2005

Samsung SDI	35%	42%	37%	16%	22%
TPO Displays Corp.**	31%	21%	53%	42%	29%
AU Optronics Corp.	21%	*	*	15%	13%
Rikei Corp.	*	*	*	17%	*
Hosiden Corp.	*	17%	*	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2006, 2005 and 2004 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, Hosiden Corporation, Samsung SDI Co. and TPO Displays Corporation, which collectively accounted for 87%, 80% and 90% of our revenue in 2006, 2005 and 2004, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. Revenue from Samsung SDI increased in 2006 as compared to 2005 due to increased demand for our STN products. Revenue from TPO Displays Corp. increased in 2006 as compared to 2005 reflecting the continued demand on TFT and CSTN devices. Revenue from Samsung SDI decreased in absolute dollars in 2005 compared to 2004 reflecting lower sales of our OLED products, partially offset by new demand for our STN products. Revenue from TPO Displays Corp. declined significantly in 2005 as compared to 2004, reflecting the product and technology transitions to newer generation TFT and CSTN devices.

We will likely experience shifts in our customer concentration in 2007 resulting from the ramping down of certain older programs and the ramp up of new programs at different customers, and consistent with customer shifts experienced in the past. For example, sales to Rikei Corporation, a Japanese distributor, increased in the fourth quarter of 2006 and are likely to continue to increase with the growth of several new programs at Japanese customers. We currently expect sales to Samsung SDI to decrease in 2007 with older STN and OLED programs declining. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Revenue by Geography

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2006	2005	2004

China	82%	55%	54%
Korea	8	32	42
Taiwan	4	13	4
Japan	6	—	—

Total revenue	100%	100%	100%

In 2006, all of our sales were invoiced in U.S. dollars. In 2005 and 2004, approximately 2% and 42% of our sales were invoiced in Korean won, respectively, and all other sales were invoiced in U.S. dollars.

Gross Profit

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Gross Profit	$12,702	(9)%	$13,985	(73)%	$52,525
% of Total revenue	13%		22%		35%

Gross profit decreased $1.3 million, or 9%, in 2006 as compared to 2005, due to the lack of sales volume of sufficient new products with higher gross margins to offset gross margin declines on older products. Gross margin decreased to 13% in 2006 from 22% in 2005. Our blended average selling price declined 25% in 2006, and our manufacturing cost declines were unable to keep pace with these price declines. Further, our recent new products were introduced later than originally planned, and therefore are competing with established product offerings from competitors that had already begun to experience price declines. We continue to rely on our sales of legacy products introduced more than one year ago. The products are designed and manufactured on older process technology, thereby impairing our gross margins. Die shrinks made possible by transitioning to newer process technology are essential to enable cost reductions in line with selling price reductions on mature products, and to enable more favorable gross margins on newly introduced products. Finally, we recorded a charge of $2.9 million to write down inventory and record purchase commitment reserves in 2006 due to inventory quantities on hand and ordered in excess of forecasted demand, which contributed to the higher cost of sales in 2006 as compared to 2005.

Gross profit in 2005, compared to 2004, decreased $38.5 million, or 73%, primarily due to revenue declines. Gross margin decreased to 22% in 2005, as compared to 35% in 2004, due to lower average selling prices as compared to the prior period, our mix of products sold and spreading our fixed costs over a smaller revenue base. The lower average selling prices resulted from competitive pricing pressure by handset makers that drove down component costs, including display drivers. In addition, a greater percent of our sales were of mature products, which generally had lower selling prices. Finally, with the significant decrease in revenue, our fixed costs were spread over a smaller revenue base, increasing these costs as a percent of sales. We recorded a charge of $1.9 million to write down inventory in 2005 due to inventory quantities on hand in excess of forecasted demand. The impact of the lower average selling prices was partially mitigated by reductions in wafer and test costs.

We seek to improve gross margin in future periods through the timely introduction of our new product offerings, although we cannot assure you that we will successfully introduce such products in a timely fashion or that such products will be accepted by the market at the prices required to improve our gross margin. For example, we previously established a goal to ship ten new products in volume during 2006, but only shipped seven new devices. This reduction in new product introductions negatively impacts our opportunity for revenue growth and margin improvement in future periods. We also seek to improve our gross margin through designing future products on newer process technology nodes, enabling us to reduce the die size and thereby reduce the cost per unit. We cannot assure you that we will be successful in designing new products, manufacturing these new products on new process technologies at sufficient yields to improve margins, nor that we will gain customer acceptance of such new devices.

Research and Development

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Research and development	$13,796	(5)%	$14,522	(3)%	$14,964
% of Total revenue	14%		23%		10%

Research and development expenses consist of costs related to development, testing, evaluation, masking revisions, compensation and related costs for personnel, occupancy costs and depreciation on research and development equipment. Research and development expenses include stock-based compensation expenses of $1.0 million, $0.8 million and $1.7 million in 2006, 2005 and 2004, respectively. All research and development costs are expensed as incurred. Research and development expenses may fluctuate in future periods due to timing of wafer qualification costs as well as the timing and number of new products under development.

Research and development expenses declined $0.7 million, or 5%, and decreased as a percentage of revenue in 2006 as compared to 2005. The costs associated with pre-production wafer manufacturing and qualifying new products and processes decreased $2.6 million for the periods covered due to more efficient utilization and the timing of wafer qualification activities. Partially offsetting this decrease were increases of $1.1 million due to additional headcount and related infrastructure to support our new product development efforts, $0.3 million in depreciation expense on equipment and software purchased to assist in new product design, and $0.3 million in other expenses primarily related to consultant fees and facility rent expense. Wafer qualification costs are likely to fluctuate in future periods based on the timing of such activities.

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

We currently expect research and development expenses to increase during 2007 as we focus on both new product design and new process technology efforts. Our research and development spending will support new initiatives in the LED and touch technology markets, as well as the recently announced acquisition of Mondowave Inc.

Selling, General and Administrative

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Selling, general and administrative	$14,785	16%	$12,766	49%	$8,545
% of Total revenue	15%		20%		6%

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, sales, finance and information technology, as well as outside legal and accounting costs. Selling, general and administrative expenses include stock-based compensation expenses of $3.2 million, $1.2 million and $2.5 million in 2006, 2005 and 2004, respectively.

Selling, general and administrative expenses in 2006 increased by $2.0 million, or 16%, but decreased as a percentage of revenue compared to 2005. The increase in absolute dollars was primarily due to the $2.0 million increase in stock-based compensation expenses. Approximately $0.8 million of the increase in selling, general and administrative expense was related to additional headcount and infrastructure costs to support our long-term growth prospects. This increase was partially offset by a decrease of $0.8 million in consulting and accounting costs resulting from less outside consulting work related to our second year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

We currently expect selling, general and administrative expenses to increase during 2007, primarily due to headcount increases in sales and marketing in support of our new LED, audio and touch technology product initiatives.

Interest and Other Income (Expense), net

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Interest and other income (expense), net	$4,349	60%	$2,718	184%	$956

Interest and other income (expense), net in 2006 increased $1.6 million as compared to 2005. We earned interest income of $4.8 million and $3.0 million in 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance.

Interest and other income (expense), net in 2005 was up $1.8 million, or 184%, compared to 2004. We earned $2.1 million higher interest income in 2005 as compared to 2004 primarily due to higher average cash balances from the proceeds of our initial public offering and secondarily due to higher average interest rates in 2005. We incurred foreign currency transaction losses of approximately $0.4 million in 2005 and foreign currency transaction gains of approximately $0.4 million in 2004. We initiated hedging contracts in the second quarter of 2004 to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure.

Provision for Income Taxes

		2006 vs. 2005		2005 vs. 2004
	2006	Change	2005	Change	2004
	(In thousands)

Provision for income taxes	$523	(32)%	$765	(94)%	$12,379
Effective tax rate	(5)%		(7)%		41%
% of Total revenue	1%		1%		8%

Provision for income taxes was $0.5 million and $0.8 million in 2006 and 2005, respectively, representing effective tax rates of (5)% and (7)%, respectively. Although we incurred cumulative losses in both 2006 and 2005, we are subject to taxes in the various countries where we operate, therefore our effective tax rate is dependent on the mix of activities by country. Our net losses include stock-based compensation expense of $4.7 million in 2006 and $2.1 million in 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. These charges increased our effective tax rate approximately 8% in 2006 and 7% in 2005. Our tax rate for 2006 is not indicative of the rate we would expect on a consolidated basis if we generated consolidated net income. Our tax provision for 2006 includes a valuation allowance recorded against our net U.S. deferred tax assets of $0.6 million. We believe that the uncertainty regarding realization of U.S. deferred tax assets is such that it is appropriate to apply this valuation allowance.

The provision for income taxes in 2005 decreased compared to 2004 in both absolute dollars and in the effective tax rate. The decrease in absolute dollars in provision for income taxes was due to our pre-tax loss in 2005, as compared to higher pre-tax income in 2004. Although we incurred cumulative losses in 2005, we are subject to taxes in the various countries where we operate, therefore, our effective tax rate is dependent on the mix of activities by country. The significant decrease in stock-based compensation expenses in 2005, as compared to 2004, also contributed to the reduction of effective tax rates in 2005. These charges unfavorably impacted our effective tax rate approximately 7% for 2005 and 5% for 2004.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $124.4 million at December 31, 2004 to

$116.0 million at December 31, 2005 and $109.3 million at December 31, 2006 due primarily to our net losses in 2005 and 2006. Cash, cash equivalents and short-term investments at December 31, 2006 were $106.5 million.

Net cash used in operating activities was $53,000 and $0.5 million for 2006 and 2005, respectively. We incurred a net loss of $11.9 million in 2006, compared to net loss of $11.4 million in 2005. For 2006, cash used in operating activities was favorably impacted by a decrease in inventory of $4.1 million and an increase in accounts payable of $1.8 million, as well as non-cash charges to stock-based compensation expense of $4.7 million and inventory and purchase commitment reserves of $2.9 million. These favorable impacts were offset by an increase in accounts receivable of $2.6 million.

Accounts receivable increased $2.6 million in 2006, but decreased $15.8 million in 2005. The increase in 2006 and the decrease in 2005 correspond to the increases and decreases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 66 at December 31, 2006 and 63 at December 31, 2005. We expect days sales outstanding typically to range from 60 to 90 days.

Inventory excluding reserves decreased by $4.1 million in 2006 and increased by $8.9 million in 2005. The decrease in 2006 reflects a slowdown in inventory production in the fourth quarter due to anticipated reductions in sales volume in the first quarter of 2007. The increase in 2005 reflects a broader product portfolio than in the prior year, requiring us to maintain a larger inventory balance, as well as sales volumes anticipated for the first quarter of 2006. Some of our customers have less visibility into future ordering patterns, requiring us to maintain larger inventory balances to meet greater swings in order demand. We increased inventory late in 2005 for specific TFT market opportunities, with certain of these programs delayed by key customers. Due to the significant decrease in net inventory in 2006 as compared to 2005, our annualized inventory turns increased to 12.6 in the fourth quarter of 2006 as compared to 5.6 in the fourth quarter of 2005. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. We cannot assure you that we will effectively manage our inventory balances to minimize obsolescence and meet rapidly changing customer demand, and any failure to effectively manage inventory could harm our revenues and profitability.

Accounts payable and accrued liabilities increased $1.5 million in 2006 and decreased $3.4 million in 2005, respectively. The increase in 2006 was the result of timing of vendor payments. The decrease in 2005 reflects lower inventory purchasing in 2005 as compared to 2004, as we experienced substantially lower sales volume in 2005.

Net cash used in investing activities was $11.4 million for the year ended December 31, 2006, compared to net cash provided by investing activities of $27.8 million for the year ended December 31, 2005. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $(9.8) million and $29.9 million in 2006 and 2005, respectively. In each case this reflects changes in our investment portfolio based on interest rate trends, with an increase in cash equivalents in 2005 in a rising interest rate market, and lengthening the maturities of our investment portfolio in 2006 as interest rate increases subside. Cash, cash equivalents and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities classified as short-term investments rather than cash equivalents. We used cash of $1.6 million in 2006 and $2.1 million in 2005 for the purchase of property and equipment, primarily for equipment and software for our design engineers and secondarily for furniture and leasehold improvements for our worldwide facilities.

Net cash provided by financing activities was $0.9 million for the year ended December 31, 2006 and $0.7 million for the year ended December 31, 2005, primarily due to proceeds from issuance of our common stock under our stock option and stock purchase plans.

In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. For example, in 2006 we initiated sales to a customer through a hub, whereby inventory is shipped to a third-party warehouse near the customer’s manufacturing site and pulled by the customer when required for manufacturing. We invoice the customer when the customer pulls the inventory from the hub. This arrangement, and any similar future arrangements, could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

We recently announced our entrance into the LED driver business as well as engineering activities on touch technology that may generate products for evaluation during 2007. On March 1, 2007, we announced the acquisition of all of the outstanding shares of Mondowave Inc. for $8 million in cash. We also agreed to pay certain cash bonuses to Mondowave employees joining Leadis in future periods for retention and earn out performance goals. As a result, this transaction will negatively impact our cash flow. These new activities are expected to negatively impact cash flow, initially from additional engineering activities in these areas. We may also increase our inventory levels to maintain quantities of new products on hand for new customer activity in these businesses.

In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. Purchases may be made at management’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions, as conditions permit. While we cannot assure you that any or all of the shares authorized for repurchase will be purchased, our cash flow will be negatively impacted if and to the extent shares are purchased.

We believe that our cash and cash equivalent balances and cash expected to be generated from operations will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology or business, may result in increased expenses and the need for additional cash to fund these new requirements as well as our ongoing business activities. We continue to evaluate potential strategic acquisitions of all or part of another company. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS No. 159 on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. This new pronouncement had no impact on our 2006 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.

In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 (EITF No. 06-03), “How taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)”. We are required to adopt the provisions of EITF No. 06-03 beginning our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a significant impact on our results of operations.

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

The following sets forth our commitments to settle contractual obligations in cash as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	years	5 Years

Operating lease obligations	$2,229	$1,190	$1,039	$—	$—
Purchase obligations	12,776	12,776	—	—	—

Total	$15,005	$13,966	$1,039	$—	$—

Off-Balance-Sheet Arrangements

As of December 31, 2006, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $93.9 million as of December 31, 2006, and have a weighted average interest rate of approximately 5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Foreign Currency Exchange Risk.  We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2006 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leadis Technology, Inc.:

We have completed integrated audits of Leadis Technology, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Leadis Technology, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 12, 2007

LEADIS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$62,697	$72,801
Short-term investments	43,845	34,077
Accounts receivable, net	17,399	14,775
Inventories	7,024	13,075
Prepaid taxes and deferred tax assets	3,087	3,643
Prepaid expenses and other current assets	1,411	1,050

Total current assets	135,463	139,421
Property and equipment, net	4,160	3,505
Other assets	1,106	988

Total assets	$140,729	$143,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,623	$17,781
Taxes payable	2,342	2,330
Deferred margin	383	331
Other accrued liabilities	3,805	2,939

Total current liabilities	26,153	23,381
Other noncurrent liabilities	539	718

Total liabilities	26,692	24,099

Commitments (Note 4)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock: $0.001 par value; 120,000,000 shares authorized and 29,306,230 shares issued and outstanding at December 31, 2006; 120,000,000 shares authorized and 28,492,148 shares issued and outstanding at December 31, 2005	29	28
Additional paid-in capital	107,853	103,674
Deferred stock-based compensation	—	(1,196)
Accumulated other comprehensive income	1,228	471
Retained earnings	4,927	16,838

Total stockholders’ equity	114,037	119,815

Total liabilities and stockholders’ equity	$140,729	$143,914

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$101,208	$64,182	$150,250
Cost of sales(1)	88,506	50,197	97,725

Gross Profit	12,702	13,985	52,525

Research and development expenses(1)	13,796	14,522	14,964
Selling, general and administrative expenses(1)	14,785	12,766	8,545

Total operating expenses	28,581	27,288	23,509

Operating income (loss)	(15,879)	(13,303)	29,016
Interest and other income (expense), net	4,349	2,718	956

Net income (loss) before income taxes	(11,530)	(10,585)	29,972
Provision for income taxes	523	765	12,379

Income (loss) before cumulative effect of change in accounting principle	(12,053)	(11,350)	17,593
Cumulative effect of change in accounting principle, net of tax(1)	142	—	—

Net income (loss)	$(11,911)	$(11,350)	$17,593

Basic net income (loss) per share before cumulative effect of change in
accounting principle	$(0.42)	$(0.40)	$0.72
Cumulative effect of change in accounting principle	0.01	—	—

Basic net income (loss) per share	$(0.41)	$(0.40)	$0.72

Diluted net income (loss) per share before cumulative effect of change
in accounting principle	$(0.42)	$(0.40)	$0.63
Cumulative effect of change in accounting principle	0.01	—	—

Diluted net income (loss) per share	$(0.41)	$(0.40)	$0.63

Weighted-average number of shares used in calculating net income (loss)
per share
Basic	28,802	28,143	24,469
Diluted	28,802	28,143	27,817

(1)	As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25. Amounts in 2006 include stock-based compensation expenses recorded under SFAS No. 123(R), and amounts in 2005 and 2004 include amortization of deferred stock-based compensation recorded under APB No. 25 as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
	(SFAS123R)	(APB 25)	(APB 25)

Cost of sales	$417	$97	$269
Research and development expenses	1,017	794	1,730
Selling, general and administrative expenses	3,232	1,211	2,492

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(11,911)	$(11,350)	$17,593
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,229	783	325
Net (gain) loss on disposal or sale of fixed assets	(2)	21	13
Provision for excess and obsolete inventory	2,859	1,888	3,461
Deferred tax provision (benefits)	(4)	1,912	(1,137)
Cumulative effect of change in accounting principle	(142)	—	—
Stock-based compensation expense	4,666	2,102	4,491
Tax benefit from exercise of options and warrants	(98)	1,199	—
Changes in current assets and liabilities:
Accounts receivable	(2,626)	15,764	(1,372)
Inventory	4,111	(8,854)	(3,576)
Prepaid taxes	327	(131)	(3,172)
Prepaid expenses and other assets	(296)	(182)	(682)
Accounts payable	1,792	(2,748)	(4,671)
Accrued and other liabilities	(284)	(622)	121
Taxes payable	274	(543)	(1,408)
Deferred margin	52	224	(380)

Net cash provided by (used in) operating activities	(53)	(537)	9,606

Cash flows from investing activities:
Purchases of available for sale securities	(43,834)	(33,880)	(89,589)
Sales or maturity of available for sale securities	34,066	63,763	25,601
Restricted cash	—	—	1,500
Purchase of property and equipment	(1,605)	(2,131)	(1,273)

Net cash provided by (used in) investing activities	(11,373)	27,752	(63,761)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	76,492
Issuance of common stock under stock plans	754	701	127
Receipt of common stock subscription and stockholder note receivable	—	—	119
Excess tax benefit from employee stock option plans	98	—	—

Net cash provided by financing activities	852	701	76,738

Effect of exchange rate changes on cash and cash equivalents	470	(127)	(527)

Net increase (decrease) in cash and cash equivalents	(10,104)	27,789	22,056
Cash and cash equivalents at beginning of year	72,801	45,012	22,956

Cash and cash equivalents at end of year	$62,697	$72,801	$45,012

Supplemental disclosures:
Total taxes paid	$844	$2,513	$19,077

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes		Accumulated
	Convertible				Additional	Receivable	Deferred	Other		Total
	Preferred Stock		Common Stock		Paid-In	from	Stock-based	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Earnings	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2003	—	$—	8,918	$9	$6,677	$(119)	$(3,592)	$37	$10,595	$13,607
Net income	—	—	—	—	—	—	—	—	17,593	17,593	$17,593
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	404	—	404	404
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(27)	—	(27)	(27)

Comprehensive income										—	$17,970

Deferred stock-based compensation	—	—	—	—	4,235	—	(4,235)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	4,491	—	—	4,491
Conversion of preferred stock to common stock	—	—	12,310	12	14,288	—	—	—	—	14,300
Proceeds from initial public offering, net of issuance costs of $7,508	—	—	6,000	6	76,486	—	—	—	—	76,492
Exercise of warrants	—	—	352	—	—	—	—	—	—	—
Exercise of common stock options	—	—	445	1	126	—	—	—	—	127
Repayment of shareholder note	—	—	—	—	—	119	—	—	—	119

Balance at December 31, 2004	—	—	28,025	28	101,812	—	(3,336)	414	28,188	127,106
Net loss	—	—	—	—	—	—	—	—	(11,350)	(11,350)	$(11,350)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	104	—	104	104
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(47)	—	(47)	(47)

Comprehensive loss											$(11,293)

Deferred stock-based compensation	—	—	—	—	(38)	—	38	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,102	—	—	2,102
Exercise of common stock options	—	—	363	—	113	—	—	—	—	113
Issuance of common shares under stock purchase plan	—	—	104	—	588	—	—	—	—	588
Tax benefits realized from warrant exercises	—	—	—	—	1,199	—	—	—	—	1,199

Balance at December 31, 2005	—	—	28,492	28	103,674	—	(1,196)	471	16,838	119,815
Net loss	—	—	—	—	—	—	—	—	(11,911)	(11,911)	$(11,911)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	664	—	664	664
Unrealized gain on investments, net of tax	—	—	—	—	—	—	—	93	—	93	93

Comprehensive loss											$(11,154)

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	—	—	(1,196)	—	1,196	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(142)	—	—	—	—	(142)
Stock-based compensation	—	—	—	—	4,666	—	—	—	—	4,666
Exercise of common stock options	—	—	683	1	216	—	—	—	—	217
Issuance of common shares under stock purchase plan	—	—	131	—	537	—	—	—	—	537
Tax benefits realized from employee stock option plans	—	—	—	—	98	—	—	—	—	98

Balance at December 31, 2006	—	$—	29,306	$29	$107,853	$—	$—	$1,228	$4,927	$114,037

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

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

Basis of presentation

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the year ended December 31, 2006.

Use of estimates

Our audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, stock-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Foreign currency translation

Our Korean subsidiary uses its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included as a component of interest and other income (expense), net, in our consolidated statements of operations.

Foreign exchange contracts

We purchase forward contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary and inventory purchases made in yen from suppliers in Japan. We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. Aggregate net foreign exchange gains and losses on these hedging

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions and foreign currency remeasurement gains and losses are included in interest and other income (expense), net, in our consolidated statements of operations. We do not hedge foreign currency translation exposure.

Cash, cash equivalents and short-term investments

We invest our cash, cash equivalents and short-term investments through various banks and investment banking institutions. All short-term investments are classified as available for sale. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, corporate bonds and U.S. government agency bonds with maturities less than one year or greater than one year but specifically identified to fund current operations. All investments are classified as available for sale. We do not hold or issue financial instruments for trading purposes. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

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

Inventory valuation

We state our inventories at the lower of cost (computed on a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserves may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

In addition, we evaluate a liability for purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of December 31, 2006, the liability for these adverse purchase commitments was $0.9 million and was included in other accrued liabilities.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. For sales to distributors, we defer recognition of revenue and cost of sales until the distributor has resold the products to their end customer, as we are not able to reliably estimate the returns or credits.

Warranty accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. We regularly monitor product returns and maintain a warranty accrual based upon our historical experience and any specifically identified failures. The estimation process for new products is based on historical experience of similar products as well as various other assumptions that we believe are reasonable under the circumstances. While we engage in extensive product quality assessment, actual product failure rates, material usage or service delivery costs could differ from our estimates and revisions to the estimated warranty liability would be required. This additional warranty would be recorded in the determination of net income (loss) in the period in which the additional cost was identified.

From time to time, we may be subject to additional costs related to warranty claims from our customers. If this occurs in a future period, we would make judgments and estimates to establish the related warranty liability, based on historical experience, communication with our customers, and various assumptions based on the circumstances. This additional warranty would be recorded in the determination of net income (loss) in the period in which the additional cost was identified.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123(R)), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, the first day of our fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Upon adoption of SFAS No. 123(R), we elected to expense all future stock-based compensation awards on a straight-line basis. Prior to adoption of SFAS No. 123(R), we amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We will continue to expense options granted prior to adoption of SFAS No. 123(R) under the graded vesting method over their remaining vesting periods.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

The effect of recording stock-based compensation in accordance with SFAS No. 123(R) for 2006 was as follows (in thousands, except per share data):

Year Ended
December 31,
2006

Stock-based compensation recorded under SFAS 123(R)	$4,666
Stock-based compensation expense that would have been
recorded under APB 25	1,099

Net impact on adoption of SFAS 123(R)	$3,567

Net impact upon adoption of SFAS 123(R) on basic and
diluted loss per share	$0.12

Prior to adoption of SFAS No. 123(R), cash retained as a result of tax deductions in excess of related stock-based compensation expense was presented in operating cash flows along with other tax related cash flows. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as financing cash inflows. The effect of this change was an increase in financing cash flows and a decrease in operating cash flows by approximately $98,000.

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method are presented below. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method.

Stock-Based Compensation Information under SFAS No. 123(R)

Upon adoption of SFAS No. 123(R), we continued to value stock-based awards under the Black-Scholes model that was previously used for pro forma disclosures required under SFAS No. 123. Under the Black-Scholes model,

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during 2006 were as follows (annualized percentages):

	Year Ended
	December 31, 2006
		Stock Purchase
	Stock Options	Plan Rights

Expected term	4.25 years	0.73 years
Volatility	56.1%	67.1%
Risk-free interest rate	4.7%	3.6%
Dividend yield	0.0%	0.0%
Weighted-average estimated fair value	$2.47	$2.63

Volatility for 2006 is based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is 4.25 years, calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

We recorded $4.7 million in stock-based compensation expense in 2006 related to stock-based awards granted during the period and outstanding at the beginning of the year. No amounts were capitalized related to stock-based compensation. We realized $98,000 of excess tax benefits from stock options exercised in the period.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2006

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004

Net income (loss) as reported	$(11,350)	$17,593
Add: stock-based employee compensation expense included in reported net income (loss), net of tax	1,522	2,874
Deduct: total stock-based employee compensation determined under fair value based method for all awards, net of tax	(4,105)	(3,285)

Pro forma net income (loss)	$(13,933)	$17,182

Basic net income (loss) per share as reported	$(0.40)	$0.72

Diluted net income (loss) per share as reported	$(0.40)	$0.63

Pro forma basic net income (loss) per share	$(0.50)	$0.70

Pro forma diluted net income (loss) per share	$(0.50)	$0.62

The fair value of the stock options and stock purchase plan rights were estimated on the date of grant based on the following weighted average assumptions:

	Stock Options		Stock Purchase Plan Rights
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004

Expected life (years)	3.66	4.00	0.67	—
Risk-free interest rate	4.0%	2.9%	2.5%	—
Dividend yield	0.0%	0.0%	0.0%	—
Expected annualized volatility	82.8%	107.0%	94.0%	—
Weighted-average estimated fair value	$3.66	$6.90	$3.08	—

Volatility for 2005 and 2004 was calculated based on the average stock volatilities of our publicly traded peer companies since we did not have a sufficient trading history.

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) attributable to common stockholders per common share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss) before cumulative effect of change in accounting principle	$(12,053)	$(11,350)	$17,593

Net income (loss)	$(11,911)	$(11,350)	$17,593

Denominator:
Weighted-average common shares outstanding	28,887	28,290	19,191
Weighted-average participating redeemable convertible preferred shares outstanding	—	—	5,642
Less: unvested common shares subject to repurchase	(85)	(147)	(364)

Total shares, basic	28,802	28,143	24,469

Effect of dilutive securities:
Stock options and warrants	—	—	2,984
Unvested shares subject to repurchase	—	—	364

Total shares, diluted	28,802	28,143	27,817

Net income (loss) per common share before cumulative effect of change in accounting principle, basic	$(0.42)	$(0.40)	$0.72
Cumulative effect of change in accounting principle	0.01	—	—

Net income (loss) per common share, basic	$(0.41)	$(0.40)	$0.72

Net income (loss) per common share before cumulative effect of change in accounting principle, diluted	$(0.42)	$(0.40)	$0.63
Cumulative effect of change in accounting principle	0.01	—	—

Net income (loss) per common share, diluted	$(0.41)	$(0.40)	$0.63

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	2006	2005	2004

Stock options	5,506	5,391	78
Unvested shares subject to repurchase	24	147	—

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated other comprehensive income, as reported on the Consolidated Balance Sheets, included the following components (in thousands):

	December 31,
	2006	2005

Unrealized loss on available for sale securities, net of tax	$(21)	$(74)
Cumulative translation adjustment	1,249	545

Accumulated other comprehensive income	$1,228	$471

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementing SFAS No. 159 on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. This new pronouncement had no impact on our 2006 financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, of adopting SFAS No. 157 on our financial statements.

In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

In March 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-03 (EITF No. 06-03), “How taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)”. We are required to adopt the provisions of EITF No. 06-03 beginning our fiscal year 2007. We do not expect the provisions of EITF No. 06-03 to have a significant impact on our results of operations.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Financial Statement Details

Financial instruments

The following is a summary of available for sale securities at December 31, 2006 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$9,451	$—	$—	$9,451
U.S. government agency bonds	20,938	3	(12)	20,929
Foreign debt securities	987	1	—	988
Auction rate securities	14,750	—	—	14,750
Commercial paper	38,591	—	(1)	38,590
Corporate bonds	9,189	—	(12)	9,177

	$93,906	$4	$(25)	$93,885

Included in:
Cash and cash equivalents				$50,040

Short-term investments				$43,845

The following is a summary of available for sale securities at December 31, 2005 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$10,137	$—	$—	$10,137
U.S. government agency bonds	11,965	—	(66)	11,899
Municipal bonds	18,199	—	(36)	18,163
Auction rate securities	3,000	—	—	3,000
Commercial paper	54,725	6	(3)	54,728
Corporate bonds	2,527	—	(16)	2,511

	$100,553	$6	$(121)	$100,438

Included in:
Cash and cash equivalents				$66,361

Short-term investments				$34,077

Our portfolio of available for sale securities by contractual maturity at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Due in one year or less	$77,059	$97,438
Due after one year	16,826	3,000

	$93,885	$100,438

The fair value of investments with loss positions was $21.2 million and $26.7 million at December 31, 2006 and 2005, respectively. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. We have the ability and intent to hold these investments until recovery of their

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity, given the high credit quality of these investments.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2006	2005

Accounts receivable, gross	$17,791	$15,269
Allowance for doubtful accounts	(392)	(494)

Accounts receivable, net	$17,399	$14,775

Changes in allowance for doubtful accounts during 2006, 2005 and 2004 were as follows (in thousands):

Balance December 31, 2003	$560
Provision/Adjustments	1
Write-offs	—

Balance December 31, 2004	561
Provision/Adjustments	(26)
Write-offs	(41)

Balance December 31, 2005	494
Provision/Adjustments	(60)
Write-offs	(42)

Balance December 31, 2006	$392

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2006	2005

Finished goods	$4,307	$4,234
Work-in-progress	2,717	8,841

	$7,024	$13,075

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer equipment and software	$3,411	$2,416
Machinery, equipment and vehicles	2,495	1,729
Furniture and fixtures	292	271
Building	293	269
Leasehold improvements	382	292

	6,873	4,977
Less: accumulated depreciation and amortization	(2,713)	(1,472)

	$4,160	$3,505

Depreciation expense was $1.2 million, $0.8 million and $0.3 million for 2006, 2005 and 2004, respectively.

Other accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Accrued compensation costs	$1,083	$838
Warranty accrual	928	839
Reserve for adverse purchase commitments	887	—
Other accrued liabilities	907	1,262

	$3,805	$2,939

Warranty accrual

We warrant our products against defects in materials and workmanship and non-conformance to our specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing warranty claims are greater than expected, we may record a greater charge against cost of sales in future periods.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our liability for product warranty during 2006, 2005 and 2004 were as follows (in thousands):

Balance December 31, 2003	$1,112
Accruals for warranty	1,792
Settlements made	(546)

Balance December 31, 2004	2,358
Accruals for warranty	612
Adjustments	(1,110)
Settlements made	(1,021)

Balance December 31, 2005	839
Accruals for warranty	907
Adjustments	(704)
Settlements made	(114)

Balance December 31, 2006	$928

The adjustments to our warranty accrual are the result of historical warranty claims below our original estimates which were based on historical claim rates.

Revenue and accounts receivable by customer

	% of Revenue for the			% of Accounts Receivable
	Years Ended December 31,			at December 31,
	2006	2005	2004	2006	2005

Samsung SDI	35%	42%	37%	16%	22%
TPO Displays Corp. **	31%	21%	53%	42%	29%
AU Optronics Corp.	21%	*	*	15%	13%
Rikei Corp.	*	*	*	17%	*
Hosiden Corp.	*	17%	*	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2006, 2005 and 2004 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, Hosiden Corporation, Samsung SDI Co., and TPO Displays Corporation, which collectively accounted for 87%, 80% and 90% of our revenue in 2006, 2005 and 2004, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Interest income	$4,762	$3,034	$948
Foreign exchange gain (loss)	(473)	(214)	7
Other income (expense), net	60	(102)	1

	$4,349	$2,718	$956

Note 4.	Commitments and Contingencies

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

Operating leases

We lease facilities under non-cancelable lease agreements expiring at various times through 2010. In some instances, lease terms require us to pay maintenance and repair costs. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Years Ended December 31,

2007	$1,190
2008	678
2009	254
2010	107
2011 and thereafter	—

$2,229

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $1.2 million in 2006, $0.7 million in 2005 and $0.3 million in 2004.

Note 5.	Common Stock and Preferred Stock

Our certificate of incorporation, as amended, authorizes us to issue 120,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2006, there were 29,306,230 shares of common stock issued and outstanding. At December 31, 2005, there were 28,492,148 shares of common stock issued and outstanding.

In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. Purchases may be made at management’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions, as conditions permit.

At December 31, 2006 and 2005, there were 5,000,000 shares of preferred stock authorized for issuance, none of which were outstanding. In June 2004, all preferred shares then outstanding were converted to common stock as a

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of our initial public offering. Prior to our initial public offering, we had authorized 14,492,692 shares of redeemable convertible preferred stock, of which 14,225,144 shares were outstanding.

Note 6.	Stock Plans

Stock option plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of December 31, 2006, options exercisable for 839,133 shares were outstanding under the 2000 Plan and no shares were available for future grant.

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

Under the 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Plans”), incentive stock options are granted at a price that is not less than 100% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ Global Market. Nonstatutory stock options are granted at a price that is not to be less than 85% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ Global Market. Options may be granted for a period of up to ten years, and generally vest at the rate of 25% per year over four years. Options granted to stockholders who own more than 10% of our outstanding stock at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options granted under the Plans may be immediately exercisable, but subject to vesting and repurchase.

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the Plans (shares in thousands):

	Options
	Available		Weighted
	for Future	Outstanding	Average
	Issuance	Options	Price

Balance at December 31, 2003	1,829	3,174	$0.16
Authorized	4,161	—
Options granted	(1,192)	1,192	$5.07
Exercised	—	(445)	$0.29
Forfeited/cancelled	29	(29)	$0.94

Balance at December 31, 2004	4,827	3,892	$1.65
Authorized	1,638	—
Options granted	(2,051)	2,051	$6.18
Exercised	—	(363)	$0.31
Forfeited/cancelled	189	(189)	$6.38

Balance at December 31, 2005	4,603	5,391	$3.29
Authorized	1,676	—
Options granted	(1,497)	1,497	$4.99
Exercised	—	(684)	$0.32
Forfeited/cancelled	698	(698)	$5.99

Balance at December 31, 2006	5,480	5,506	$3.78

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at December 31, 2006, 2005 and 2004, and vesting during the years then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Shares issued but unvested, December 31, 2003	540	$0.59
Additional shares granted in 2004	185	$10.12
Vested	(361)	$0.22

Shares issued but unvested, December 31, 2004	364	$5.79
Vested	(217)	$6.48

Shares issued but unvested, December 31, 2005	147	$4.76
Vested	(123)	$3.86

Shares issued but unvested, December 31, 2006	24	$5.79

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2006 (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Vested and Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average		Shares	Average	Average
		Remaining	Exercise	Aggregate	Vested	Remaining	Exercise	Aggregate
Range of	Shares	Contractual	Price	Intrinsic	and	Contractual	Price	Intrinsic
Exercise Prices	Outstanding	Life in Years	per Share	Value	Exercisable	Life in Years	per Share	Value

$0.10	655	4.27	$0.10	$3,008	655	4.27	$0.10	$3,008
$0.12	470	6.24	$0.12	$2,148	423	6.23	$0.12	$1,934
$ 0.24 - $ 0.50	819	6.23	$0.32	$3,582	685	6.09	$0.30	$3,005
$ 3.98 - $ 5.45	1,482	5.74	$4.74	$359	401	6.26	$4.84	$45
$ 5.54 - $ 5.98	1,150	4.92	$5.58	$—	240	4.85	$5.59	$—
$ 6.07 - $ 9.69	894	5.75	$7.29	$—	450	5.91	$7.33	$—
$12.00 - $14.00	36	7.42	$13.10	$—	33	7.43	$13.22	$—

	5,506	5.52	$3.78	$9,097	2,887	5.61	$2.54	$7,992

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $4.69 as of December 31, 2006, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at December 31, 2006 was 2.0 million shares.

Total intrinsic value of options exercised was $2.4 million, $2.0 million and $2.1 million for 2006, 2005 and 2004, respectively. Total cash received by Leadis related to option exercises was $0.2 million, $0.1 million and $0.1 million for 2006, 2005 and 2004, respectively. Upon option exercise, we issue new shares of stock. Under SFAS 123(R), we realized approximately $98,000 of excess tax benefits in connection with these exercises in 2006.

Total options vested and expected to vest at December 31, 2006 was 5.3 million shares with the weighted average remaining contractual life of 5.53 years and weighted average exercise price of $3.72 per share. Total intrinsic value in respect to options vested and expected to vest were $9.0 million at December 31, 2006.

Total unrecognized compensation cost of $5.1 million related to options outstanding at December 31, 2006 will be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 130,750 shares and 104,154 shares under the ESPP during 2006 and 2005, respectively.

Total unrecognized compensation cost of $76,000 related to shares issued under the ESPP outstanding at December 31, 2006 will be recognized in 2007.

Stock options issued to non-employees

During 2006, we did not grant options to non-employees to purchase common stock. During 2005, we granted options to consultants to purchase 5,500 shares of common stock with a weighted average exercise price of $6.32.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted to consultants was estimated using the Black-Scholes model and total expense was $0 and $24,000 in 2006 and 2005, respectively.

Note 7.	Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Years Ended December 31,
	2006	2005	2004

US operations	$(4,449)	$(2,303)	$23,281
Foreign operations	(7,081)	(8,282)	6,691

Total pretax income (loss)	$(11,530)	$(10,585)	$29,972

As of December 31, 2006, accumulated unremitted earnings from our Korea subsidiary were approximately $6.0 million. Accumulated unremitted foreign earnings as of December 31, 2005 were $5.6 million. Earnings from Korea operations, after recognition of a full provision for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to taxation by the federal government of the United States and other jurisdictions.

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$(151)	$(1,833)	$11,323
State	13	36	490
Foreign	665	650	1,699

Total current	527	(1,147)	13,512

Deferred:
Federal	(119)	1,992	(1,116)
State	150	(83)	(27)
Foreign	(35)	3	10

Total deferred	(4)	1,912	(1,133)

Total provision for income taxes	$523	$765	$12,379

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$10	$6
Tax credits	15	12
Warranty	6	6
Inventory valuation differences	46	174
Allowance for doubtful accounts	3	4
Stock based compensation	704	—
Other comprehensive income	(517)	(253)
Accruals, reserves and other	133	138
Fixed assets and other	62	—

Gross deferred tax assets	462	87
Valuation allowance	(381)	—

Deferred tax assets, net of valuation allowance	$81	$87

Deferred tax liabilities:
Fixed assets and other	—	14

Net deferred tax assets (included in prepaid taxes and deferred tax assets)	$81	$73

At December 31, 2006, we had net operating loss carryforwards of approximately $1.4 million for state purposes. The state net operating losses will begin to expire in 2015, if not utilized. At December 31, 2006, we had approximately $24,000 of research and development tax credit carryforwards for state purposes. Pursuant to the ownership change provisions of the Tax Relief Act of 1986, utilization of our net operating loss and research and development tax credit carryforwards may be limited if a change of ownership of more than 50% occurs within any three-year period.

During 2006, we established valuation allowances for the deferred tax assets of the U.S. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S in recent years represented sufficient negative evidence under SFAS No. 109 to require a full valuation allowance on the U.S. deferred tax assets. We intend to maintain a full valuation allowance in the U.S. until sufficient positive evidence exists to support the reversal.

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the U.S. federal statutory income tax rate and our effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Tax at federal statutory rate	$(4,036)	$(3,705)	$10,490
State income taxes, net of federal tax benefit	4	(24)	338
Stock-based compensation	871	736	1,572
Foreign earnings taxed at different rates	3,169	3,792	(179)
Change in valuation allowance	645	—	—
Tax credits	—	(18)	(18)
Tax exempt interest income	(33)	(277)	—
Other	(97)	261	176

Total provision for income taxes	$523	$765	$12,379

Note 8.	Operating Segment and Geographic Information

We operate in one operating segment, comprising the design, development and marketing of mixed-signal semiconductors for small panel displays.

As of December 31, 2006, 2005 and 2004, 8%, 10% and 12%, respectively, of our long-lived assets were maintained in the United States. The remainder of long-lived assets at each year-end were maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2006	2005	2004

China	82%	55%	54%
Korea	8	32	42
Taiwan	4	13	4
Japan	6	—	—

Total revenue	100%	100%	100%

Note 9.	Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on September 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the Company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the Company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of the Company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The parties have filed their respective appellate briefs and the appeal is now pending.

Note 10.	Subsequent Event

On March 1, 2007, we announced our acquisition of Mondowave Inc., a privately-held analog semiconductor company specializing in consumer audio applications. Under the terms of the acquisition, we paid $8.0 million in cash in exchange for all the outstanding shares of Mondowave. In future periods we also may pay Mondowave employees joining Leadis cash bonuses of up to $5.0 million based on continued employment with Leadis, plus undetermined amounts related to earn-out performance goals.

SUPPLEMENTARY FINANCIAL DATA
Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2006
Revenue	$24,057	$30,936	$22,312	$23,903
Cost of sales	$20,395	$27,848	$19,443	$20,820
Gross profit	$3,662	$3,088	$2,869	$3,083
Research and development expenses	$3,635	$3,394	$3,797	$2,970
Selling, general and administrative expenses	$3,659	$3,864	$3,316	$3,946
Operating loss	$(3,632)	$(4,170)	$(4,244)	$(3,833)
Cumulative effect of change in accounting principle, net of tax	$142	$—	$—	$—
Net loss	$(2,790)	$(3,226)	$(2,822)	$(3,073)
Basic net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.11)
Diluted net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.11)
Weighted-average number of shares used in basic net loss per share calculation	28,455	28,654	28,935	29,187
Weighted-average number of shares used in diluted net loss per share calculation	28,455	28,654	28,935	29,187

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2005
Revenue	$11,604	$13,538	$17,585	$21,455
Cost of sales	$8,449	$9,723	$13,712	$18,313
Gross profit	$3,155	$3,815	$3,873	$3,142
Research and development expenses	$3,741	$3,930	$3,443	$3,408
Selling, general and administrative expenses	$2,589	$3,101	$3,345	$3,731
Operating loss	$(3,175)	$(3,216)	$(2,915)	$(3,997)
Net loss	$(2,529)	$(2,625)	$(2,549)	$(3,647)
Basic net loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.13)
Diluted net loss per share	$(0.09)	$(0.09)	$(0.09)	$(0.13)
Weighted-average number of shares used in basic net loss per share calculation	27,867	28,031	28,192	28,297
Weighted-average number of shares used in diluted net loss per share calculation	27,867	28,031	28,192	28,297

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included under Item 8 in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Information required by this Item relating to our directors and executive officers is incorporated by reference from the definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”). We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.leadis.com. Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

2.	Exhibits:

Exhibit No.		Description of Document

3.1		Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws of Leadis Technology, Inc.(2)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Specimen Certificate for Registrant’s common stock.(2)
4.3		Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock.(1)
10	.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements.(1)
10	.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement.(1)
10	.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.(1)
10	.4†	Registrant’s 2004 Employee Stock Purchase Plan.(1)
10	.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.(1)
10	.6†	Employment Agreement with Ken Lee, dated August 15, 2002.(1)
10	.7†	Employment Agreement with Victor Lee, dated December 3, 2002.(1)
10	.8†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(3)
10	.9†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.(3)
10	.10†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.(4)
10.11		Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004.(4)
10.12		Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited — Mobile Display Systems, dated December 15, 2004.(4)
10	.13†	Registrant’s 2005 Management Bonus Plan.(5)
10	.14†	Employment Agreement with Chol Chong, dated April 1, 2005.(6)
10	.15†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005.(7)
10	.16†	Registrant’s Non-Employee Director Cash Compensation Policy.(8)
10	.17†	Employment Agreement with Jose Arreola dated January 20, 2006.(9)
10.18		Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.(12)
10	.19†	Registrants’s 2006 Management Bonus Plan.(10)

Exhibit No.		Description of Document

10	.20†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives.(11)
10	.21†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(13)
21.1		Subsidiaries of the Registrant.(13)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(13)
24.1		Power of Attorney (see signature page).
31.1		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(13)
31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(13)
32.1		Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(13)(14)
32.2		Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(13)(14)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Filed herewith.

(14)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 12th day of March 2007.

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

Signature	Title	Date

/s/ Antonio R. Alvarez Antonio R. Alvarez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ Victor K. Lee Victor K. Lee	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2007

/s/ Keunmyung Lee Keunmyung Lee	Executive Vice President, Chief Operating Officer and Director	March 12, 2007

/s/ Byron Bynum Byron Bynum	Director	March 12, 2007

/s/ Kenneth Goldman Kenneth Goldman	Director	March 12, 2007

/s/ Doug McBurnie Doug McBurnie	Director	March 12, 2007

Signature	Title	Date

/s/ James Plummer James Plummer	Director	March 12, 2007

/s/ Jack Saltich Jack Saltich	Director	March 12, 2007

EXHIBIT INDEX

Exhibit No.		Description of Document

3.1		Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws of Leadis Technology, Inc.(2)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Form of Specimen Certificate for Registrant’s common stock.(2)
4.3		Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock.(1)
10	.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements.(1)
10	.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement.(1)
10	.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.(1)
10	.4†	Registrant’s 2004 Employee Stock Purchase Plan.(1)
10	.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.(1)
10	.6†	Employment Agreement with Ken Lee, dated August 15, 2002.(1)
10	.7†	Employment Agreement with Victor Lee, dated December 3, 2002.(1)
10	.8†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(3)
10	.9†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.(3)
10	.10†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.(4)
10.11		Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004.(4)
10.12		Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited — Mobile Display Systems, dated December 15, 2004.(4)
10	.13†	Registrant’s 2005 Management Bonus Plan.(5)
10	.14†	Employment Agreement with Chol Chong, dated April 1, 2005.(6)
10	.15†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005.(7)
10	.16†	Registrant’s Non-Employee Director Cash Compensation Policy.(8)
10	.17†	Employment Agreement with Jose Arreola dated January 20, 2006.(9)
10.18		Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.(12)
10	.19†	Registrants’s 2006 Management Bonus Plan.(10)
10	.20†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives.(11)
10	.21†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(13)
21.1		Subsidiaries of the Registrant.(13)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(13)
24.1		Power of Attorney (see signature page).
31.1		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(13)
31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(13)
32.1		Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(13)(14)
32.2		Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(13)(14)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Filed herewith.

(14)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.