Form 10-Q
period 2007-03-31
LEADIS TECHNOLOGY INC
filed 2007-05-09
CIK 1130626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐    Accelerated filer    ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 30, 2007, 29,724,198 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,849	$62,697
Short-term investments	37,319	43,845
Accounts receivable, net	11,343	17,399
Inventories	8,326	7,024
Taxes receivable and deferred tax assets	2,777	3,087
Restricted cash	2,500	—
Prepaid expenses and other current assets	1,011	1,411

Total current assets	117,125	135,463
Property and equipment, net	3,992	4,160
Goodwill	2,867	281
Intangible assets, net	5,095	—
Other assets	814	825

Total assets	$129,893	$140,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,164	$19,623
Taxes payable	288	2,342
Deferred margin	336	383
Other accrued liabilities	3,683	3,805

Total current liabilities	16,471	26,153
Deferred and other tax liabilities	3,222	—
Other noncurrent liabilities	513	539

Total liabilities	20,206	26,692

Commitments
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	108,702	107,853
Accumulated other comprehensive income	1,176	1,228
Retained earnings (accumulated deficit)	(220)	4,927

Total stockholders’ equity	109,687	114,037

Total liabilities and stockholders’ equity	$129,893	$140,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$13,670	$24,057
Cost of sales (1)	12,298	20,395

Gross profit	1,372	3,662

Operating expenses:
Research and development (1)	3,361	3,635
Selling, general and administrative (1)	3,224	3,659
Amortization of intangible assets	209	—
In-process research and development	1,320	—

Total operating expenses	8,114	7,294

Operating loss	(6,742)	(3,632)
Interest and other income (expense), net	1,238	888

Loss before income taxes	(5,504)	(2,744)
Provision for (benefit from) income taxes	(46)	188

Loss before cumulative effect of change in accounting principle	(5,458)	(2,932)
Cumulative effect of change in accounting principle, net of tax	—	142

Net loss	$(5,458)	$(2,790)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(.19)	$(.10)
Cumulative effect of change in accounting principle	—	—

Basic and diluted net loss per share	$(.19)	$(.10)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,329	28,455

(1)	Amounts include share-based compensation as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of sales	$18	$130
Research and development	196	277
Selling, general and administrative	437	649
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,458)	$(2,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316	388
Amortization of intangible assets	209	—
Provision for excess and obsolete inventory	592	—
Deferred tax benefit	(138)	(185)
Cumulative effect of change in accounting principle	—	(142)
Share-based compensation	651	1,056
In-process research and development	1,320	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	6,136	(5,829)
Inventories	(1,893)	3,101
Taxes receivable	380	119
Prepaid expenses and other assets	432	(316)
Accounts payable	(7,457)	(484)
Accrued liabilities	(137)	(108)
Taxes payable	8	126
Other current liabilities	(47)	(202)

Net cash used in operating activities	(5,086)	(5,266)

Cash flows from investing activities:
Sale or maturity of available for sale securities	21,048	10,835
Purchases of available for sale securities	(14,474)	(10,941)
Purchase of property and equipment	(101)	(88)
Acquisition of businesses, net of cash and cash equivalents acquired	(7,879)	—
Restricted cash	(2,500)	—

Net cash used in investing activities	(3,906)	(194)

Cash flows from financing activities:
Proceeds from issuance of common stock	196	346
Tax benefit from exercise of stock options	—	—

Net cash provided by financing activities	196	346

Effect of exchange rate changes on cash and cash equivalents	(52)	34

Net decrease in cash and cash equivalents	(8,848)	(5,080)
Cash and cash equivalents at beginning of period	62,697	72,801

Cash and cash equivalents at end of period	$53,849	$67,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company
     We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of mobile and other consumer products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, touch technology and consumer audio analog products. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We are incorporated in the state of Delaware.
Basis of presentation
     The unaudited condensed consolidated financial statements include the accounts of Leadis and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 12, 2007.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The balance sheet as of December 31, 2006 is derived from the audited financial statements as of and for the year then ended.
Use of estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, share-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
Assessment of long-lived and other intangible assets and goodwill
     We are required to assess the potential impairment of acquisition-related intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant decline in our market capitalization.
     When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital, and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.

Net loss per share
     In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options, warrants and unvested shares subject to repurchase using the treasury stock method, to the extent they are dilutive.
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Loss before cumulative effect of change in accounting principle	$(5,458)	$(2,932)

Net loss	$(5,458)	$(2,790)

Denominator:
Weighted-average common shares outstanding	29,350	28,572
Less: Weighted-average unvested common shares subject to repurchase	(21)	(117)

Total shares, basic	29,329	28,455

Effect of dilutive securities:
Stock options	—	—
Unvested shares subject to repurchase	—	—

Total shares, diluted	29,329	28,455

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(.19)	$(.10)
Cumulative effect of change in accounting principle	—	—

Net loss per share, basic and diluted	$(.19)	$(.10)

     The per share effect of the cumulative effect of change in accounting principle for the three months ended March 31, 2006 was less than $0.005.

     The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	March 31,
	2007	2006
Stock options and awards	6,832	5,931
Unvested shares subject to repurchase	18	117
Comprehensive loss, net of tax
     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss, as reported	$(5,458)	$(2,790)
Foreign currency translation adjustment	(65)	157
Unrealized gain on available for sale securities, net of tax	13	17

Comprehensive loss	$(5,510)	$(2,616)

     The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	March 31,	December 31,
	2007	2006
Unrealized gain (loss) on available for sale securities, net of tax	$32	$(21)
Cumulative translation adjustment	1,144	1,249

Accumulated other comprehensive income	$1,176	$1,228

NOTE 2—BUSINESS ACQUISITION:
     On February 28, 2007, we completed the acquisition of Mondowave Inc., a privately held analog semiconductor company specializing in low-power consumer audio applications. Under the terms of the agreement, we acquired all of Mondowave’s outstanding common stock for $8.0 million in cash. In addition, we are obligated to pay former Mondowave employees joining the Company bonuses in future periods for retention and earn out performance goals, all of which will be accounted for as compensation expense. Through this acquisition, we have expanded into the analog audio business.
     We allocated the $8.1 million purchase price, which includes direct acquisition costs of approximately $65 thousand, to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Intangible assets are amortized on a straight-line basis over their respective useful lives. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and no alternative future uses existed. The fair value assigned to IPR&D was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing IPR&D were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable. We currently expect the in-process development projects to be completed in the latter half of 2007 or first half of 2008, although we cannot assure you that these projects will be successfully completed nor that they will result in products achieving market acceptance. We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates.
     The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed:

		Straight-Line
		Depreciation /
	Fair Market Value	Amortization Period
	(in thousands)
Cash	$186
Other current assets	115
Property and equipment	93	3-5 years
In-process research and development	1,320
Goodwill	2,586
Intangible assets:
Developed technology	4,440	2 years
Non-compete covenant agreements	864	3 years

Total assets acquired	9,604

Current liabilities	(50)
Deferred tax liabilities, net	(1,489)

Total liabilities assumed	(1,539)

Net assets acquired	$8,065

     In addition to $8.1 million net assets acquired, we are obligated to pay retention bonuses of $5 million over the next two years to former Mondowave employees as well as earn out bonuses up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with the Company over the next two years. We have deposited $2.5 million of cash in an account for the retention bonuses to be paid to designated former Mondowave employees upon the first anniversary of the acquisition close, pursuant to the terms of the acquisition agreement. The $2.5 million is presented as restricted cash on the condensed consolidated balance sheet.
     The unaudited condensed consolidated financial statements for the three months ended March 31, 2007 include the results of operations of Mondowave commencing as of the acquisition date.
     The following supplemental pro forma financial information summarizes the combined results of operations for the Company and Mondowave as though the companies had been combined at the beginning of each period presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Revenue	$14,173	$24,548
Loss before cumulative effect of change in accounting principle	$(6,156)	$(5,453)
Cumulative effect of change in accounting principle, net of tax	$—	$142
Net loss	$(6,156)	$(5,311)
Net loss per share — basic and diluted	$(0.21)	$(0.19)

NOTE 3—INTANGIBLE ASSETS:
     As discussed in Note 2, Business Acquisition, we acquired Mondowave Inc. in the first quarter of 2007, resulting in acquisition-related intangible assets. Acquisition-related intangible assets at March 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Assets	Amortization	Net
Acquisition-related intangible assets:

Developed technology	$4,440	$(185)	$4,255

Non-compete covenant agreements	864	(24)	840

Total acquisition-related intangible assets	$5,304	$(209)	$5,095

     Amortization expense of acquisition-related intangible assets was $0.2 million for the three-month period ended March 31, 2007. Estimated future amortization expense related to acquisition-related intangible assets at March 31, 2007 is as follows:

Year	(in thousands)
2007 (remaining 9 months)	$1,881
2008	2,508
2009	658
2010	48

Total	$5,095

NOTE 4—INVENTORIES:
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$3,944	$4,307
Work-in-progress	4,382	2,717

	$8,326	$7,024

NOTE 5—INCOME TAXES:
     In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting and disclosure for income tax uncertainties in interim periods. FIN 48 became effective for us on January 1, 2007.
     We recorded a benefit from income taxes of $46 thousand and a provision for income taxes of $0.2 million for the three months ended March 31, 2007 and 2006, respectively, resulting in effective tax rates of 1% and (7)% for the respective periods. Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.”
     Out net loss included share-based compensation, IPR&D, and amortization of acquisition-related intangible assets as nondeductible expenses. We incurred share-based compensation expense of $0.7 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. We also incurred IPR&D cost of $1.3 million and amortization of acquisition-related intangible assets of $0.2 million for the three months ended March 31, 2007, as a result of our acquisition of Mondowave Inc. These nondeductible share-based compensation expenses and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 4% and 25% for the three months ended March 31, 2007 and 2006, respectively.

     During 2006, we established valuation allowances of approximately $0.4 million for the deferred tax assets in the U.S. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Associated with the purchase accounting resulting from the acquisition of Mondowave Inc. during the first quarter of 2007, we recorded deferred tax liabilities of approximately $1.5 million. This deferred tax liability is the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceed our deferred tax assets, the valuation allowance previously recorded was reversed, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liability will be reduced in future periods as the identified intangible assets are amortized. If our deferred tax assets exceed our deferred tax liabilities in the future, we will reassess the need to record a valuation allowance on our deferred tax assets.
     As a result of our adoption of FIN48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions, of which approximately $1.7 million, if recognized, would impact our effective tax rate. This amount included $0.2 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. There were no significant changes in our recognized tax benefits during the quarter ended March 31, 2007.
     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years remain subject to examination by federal tax authorities and the 2002 through 2006 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
NOTE 6—PRODUCT WARRANTY:
     Changes in our liability for product warranty, included in other accrued liabilities, during the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$928	$839
Accruals for warranty during the period	499	363
Settlements made during the period	(510)	(100)

Balance, end of period	$917	$1,102

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans

     A summary of stock option transactions for all stock option plans follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value
Balance, December 31, 2006	5,480	5,506	$3.78	5.52	$9,097

Authorized	—	—
Options granted	(1,240)	1,240	$4.03
Options cancelled	116	(116)	$8.05
Options forfeited	14	(14)	$5.90
Exercises	—	(12)	$0.19

Balance, March 31, 2007	4,370	6,604	$3.75

Vested and expected to vest, March 31, 2007		6,042	$3.66	5.50	$7,287

Vested and exercisable, March 31, 2007		3,091	$2.56	5.34	$6,965
     The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $4.00 as of March 31, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at March 31, 2007 was 1.8 million shares.
     Total intrinsic value of options exercised was approximately $50 thousand and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Total cash received by Leadis related to option exercises was approximately $2 thousand and $39 thousand for the three months ended March 31, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $7.8 million related to options outstanding at March 31, 2007 will be recognized over a weighted-average period of approximately 3 years.
     Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at March 31, 2007 and vesting during the three months then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Shares issued but unvested, December 31, 2006	24	$5.79
Vested	(6)	$9.42

Shares issued but unvested, March 31, 2007	18	$9.46

Restricted Stock Units
     In March 2007, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. As of March 31, 2007, 228,545 restricted stock units were outstanding, with grant-date fair value of $4.02 per share.
     The fair value of the restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2007, there was $0.9 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan
     We issued 57,536 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the three months ended March 31, 2007. Total unrecognized compensation cost of $33 thousand related to shares issued under the ESPP outstanding at March 31, 2007 will be recognized in 2007.
Valuation and Expense Information under SFAS No. 123(R)
     We value share-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three months ended March 31, 2007 and 2006 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.85 years	0.75 years	4.25 years	0.75 years
Volatility	51.0%	54.3%	58.0%	58.0%
Risk-free interest rate	4.5%	4.4%	4.8%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.95	$1.48	$2.75	$2.90
     Volatilities are based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and restricted stock units. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.
     As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for 2007 and 2006 are based on awards ultimately expected to vest, they are reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the three months ended March 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.
     We recorded $0.7 million and $1.1 million in share-based compensation expense during the three months ended March 31, 2007 and 2006, respectively.
NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
     As of March 31, 2007 and December 31, 2006, 11% and 8%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended
	March 31,
	2007	2006
China	43%	77%
Japan	49%	2%
Korea	5%	11%
Taiwan	3%	10%

Total revenue	100%	100%

NOTE 9—LEGAL PROCEEDINGS:
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
Business Overview
     We design, develop and market analog and mixed-signal semiconductors that enable and enhance the features and capabilities of mobile and other consumer products. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronic devices, LED drivers, and audio ICs for mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.
     We currently sell our display driver products to display module manufacturers, which incorporate our products into their display module subassemblies for mobile handset manufacturers and other consumer electronic devices. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
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
     On February 28, 2007, we completed the acquisition of Mondowave Inc., a privately held analog semiconductor company specializing in low-power consumer audio applications. Under the terms of the agreement, we acquired all of Mondowave’s outstanding common stock for $8.0 million in cash. In addition, we are obligated to pay former Mondowave employees joining the Company bonuses in future periods for retention and earn out performance goals. Through this acquisition, we have expanded into the analog audio business.
     Our 2006 and the first quarter of 2007 revenue was derived primarily from sales of color super twisted nematic, or CSTN, and thin film transistor, or TFT, display driver devices. Over the past few years the market has migrated to TFT devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, resulting in lack of design wins and harm to our business. As a result, our revenue in the first quarter of 2007 decreased as compared to the prior year. Our net loss increased due to lower gross margins as well as the additional operating expenses incurred related to our acquisition of Mondowave Inc. in the first quarter of 2007. We are focusing our display driver new product development efforts on TFT devices and innovative display technologies. We are also investing in new process technology efforts to enable us to design our newer products to a smaller die size, thereby reducing the manufacturing cost per unit. The timely introduction of new products with smaller die sizes is essential to improving gross margins on our products.

     We currently expect 2007 sales to be lower than 2006 sales, resulting in a net loss for 2007. We did not generate sufficient design wins in 2006 to compensate for the expected sales declines on our legacy products. Additionally, we currently expect one of our high volume programs to ramp down more quickly than previously expected, negatively impacting revenue beginning in the second quarter of 2007. Our revenue reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. We believe TFT devices provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in TFT devices nor that we will be able to sell our products at higher margins.
     We expect our operating expense base to increase in the second quarter of 2007 as a result of our acquisition of Mondowave and hiring to support our new product areas. We are moving some of our research and development focus into new product areas, including light-emitting diode, or LED, drivers, consumer audio applications and touch technology sensors. Our expansion into consumer audio is the result of the Mondowave acquisition. We believe this diversification provides us a better opportunity for long-term profitable growth. However, we cannot assure you that our development efforts in these areas will be successful and any revenue from these efforts in 2007 will be modest.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, share-based compensation, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
     In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., share-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as well as accounting policies disclosed in our Form 10-K filed with the SEC in March 2007, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, the assessment of long-lived and other intangible assets and goodwill, warranty obligations, income taxes and share-based compensation.
     Assessment of Long-Lived and Other Intangible Assets and Goodwill. We are required to assess the potential impairment of acquisition-related intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant decline in our market capitalization.
     When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital, and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.
     Accounting for Income Tax Uncertainties. In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting and disclosure for income tax uncertainties in interim periods. FIN 48 became effective for us on January 1, 2007.

Results of Operations
     Total revenue for the first quarter of 2007 was $13.7 million, compared to $24.1 million in the same quarter of 2006. Unit shipments for the first quarter of 2007 were 15.3 million units, compared to 20.6 million units in the same quarter of 2006. Compared to the immediately prior quarter ended December 31, 2006, total revenue for the first quarter of 2007 decreased 43% with unit shipments decreasing 45%. Our decreased sales in the first quarter of 2007 compared with the first quarter of 2006 were the result of insufficient 2006 design wins at high enough volumes to compensate for sales declines on legacy products. This reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. In addition, we discontinued sales into one of our CSTN programs that provided very low margins, impacting our revenue in the first quarter of 2007 with only modest impact on our gross profit as compared to the immediately prior quarter. For the quarter, our gross profit decreased by $2.3 million as compared to the first quarter of 2006, and our gross margin declined from 15% to 10%. This was largely due to warranty charges incurred in the first quarter of 2007 on a newer program and lower average selling prices in the quarter as compared to the first quarter of 2006. Our average selling prices declined 24% in the first quarter of 2007 as compared to the first quarter of 2006, with substantially lower prices on both CSTN and TFT products sold during the respective periods. Operating expenses increased $0.8 million to $8.1 million in the first quarter of 2007 as compared to $7.3 million in the same quarter in 2006. The increase was primarily due to a one-time charge of $1.3 million for acquisition-related in-process research and development expense related to the acquisition of Mondowave Inc. in the first quarter of 2007, as well as amortization of intangible assets and retention accruals recorded as a result of the acquisition. These increases were offset by lower share-based compensation expense and cost reduction in expenses associated with pre-production wafer manufacturing and qualifying new products and processes. We incurred a net loss of $5.5 million in the quarter ended March 31, 2007, as compared to a net loss of $2.8 million in the same quarter of 2006.
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31,
	2007	2006
Revenue	100%	100%
Cost of sales	90	85

Gross profit	10	15

Operating expenses:
Research and development	25	15
Selling, general and administrative	23	15
Amortization of intangible assets	1	—
In-process research and development	10	—

Total operating expenses	59	30

Operating loss	(49)	(15)
Interest and other income, net	9	4

Loss before taxes	(40)	(11)

Provision for (benefit from) income taxes	—	1

Loss before cumulative effect of change in accounting principle	(40)	(12)

Cumulative effect of change in accounting principle	—	—

Net loss	(40)%	(12)%

Revenue

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Revenue	$13,670	$24,057	(43)%

     Total revenue was $13.7 million in the three months ended March 31, 2007, a decrease of $10.4 million, or 43%, as compared to $24.1 million in the three months ended March 31, 2006, primarily due to fewer 2006 design wins and lower average selling prices. We shipped approximately 15.3 million units in the first quarter of 2007, which represented a decrease of 26% compared to the approximately 20.6 million units we shipped in the first quarter of 2006. Our average selling price declined from $1.17 in the first quarter of 2006 to $0.89 in the first quarter of 2007. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end mobile handsets. In addition, this average selling price decline is caused by an increase in lower priced STN sales as a percentage of total sales for the comparable periods. We currently expect revenue to decline approximately 25% to 40% in the second quarter of 2007 as compared to the first quarter, primarily due to a relatively early ramp down in a large program.
     Compared to the immediately prior quarter ended December 31, 2006, revenue in the first quarter of 2007 decreased 43% but our average selling price increased 4%. The sequential sales decline was due primarily to our discontinuing support for one high volume but low-margin CSTN program. We currently expect sales in 2007 to decrease as compared to 2006 sales, as we were unable to secure enough high volume design wins from 2006 product introductions to compensate for expected sales declines in older products. While new product introductions in the first half of 2007 may improve our sales outlook for the second half of 2007, we cannot assure you that these new introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset declines in older products. We currently expect only modest revenue contributions from our new LED and audio products and no revenue contribution from our touch technology product initiatives in 2007.
     Significant customer information is as follows:

	% of Revenue for the		% of Accounts
	Three Months Ended		Receivable at
	March 31,		March 31,	December 31,
	2007	2006	2007	2006
Rikei Corp.	49%	*	42%	17%
TPO Displays Corp.**	31%	29%	38%	42%
Samsung SDI	*	29%	*	16%
AU Optronics Corp.	*	27%	*	15%

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.
     Historically, most of our revenue has been generated from sales to a very small number of customers. During the first quarter of 2007, our largest customers were Rikei Corporation and TPO Displays Corp., which collectively accounted for approximately 80% of our revenue. Rikei is a distributor that sells our products to customers in Japan. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.
Gross Profit

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Gross profit	$1,372	$3,662	(63)%
% of revenue	10%	15%
     Gross profit decreased $2.3 million, or 63%, for the three months ended March 31, 2007 as compared to the same period in 2006, and gross margin declined from 15% to 10%. Gross margin generally varies with product mix, selling price and unit costs. The decline in gross margin in the three months ended March 31, 2007 was due mainly to higher warranty cost associated with a new product and lower absorption of fixed manufacturing costs due to the lower revenue base. We experienced significant average selling price declines over the periods presented, from $1.17 in 2006 to $0.89 in 2007, a 24% decline, and our manufacturing cost reductions did not keep pace with these price declines. We continue to rely on sales of products that were designed and manufactured on older process technology, thereby impairing our gross margins. We currently expect gross margins to remain relatively flat in the second quarter of 2007 as compared to the first quarter, with improved manufacturing margins offset by the lower revenue base to absorb our fixed costs.

Research and Development

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Research and development	$3,361	$3,635	(8)%
% of revenue	25%	15%
     Research and development expenses decreased $0.3 million, or 8%, but increased as a percentage of revenue in the quarter ended March 31, 2007 as compared to the same period of 2006. Research and development expenses include share-based compensation expense of $0.2 million for first quarter of 2007 and $0.3 million for first quarter of 2006. The lower research and development expense in the first quarter of 2007 was primarily due to $1.0 million of cost reduction in expenses associated with pre-production wafer manufacturing and qualifying new products and processes, partially offset by increases of $0.5 million in additional labor and related infrastructure to support our new product development efforts, as well as modest increases in software and tooling expenses. The headcount increases include one month of costs for the engineering employees who joined Leadis as a result of the Mondowave acquisition. We expect research and development expenses to increase in the second quarter of 2007, as these new employees will be with Leadis for the full quarter, and due to additional hiring planned to support the audio and other new businesses.
Selling, General and Administrative

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Selling, general and administrative	$3,224	$3,659	(12)%
% of revenue	23%	15%
     Selling, general and administrative expenses in the first quarter of 2007 decreased $0.4 million compared to the same period in 2006. Selling, general and administrative expenses include share-based compensation expense of $0.4 million and $0.6 million in the first quarter of 2007 and 2006, respectively. We experienced decreases of $0.1 million related to headcount and the related infrastructure costs and $0.1 million in consulting and accounting costs resulting from less outside consulting work related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Selling, general and administrative expenses are expected to increase in the second quarter of 2007 as a result of employees who joined Leadis in connection with the Mondowave acquisition as well as additional hiring to support sales and marketing activities required for our newer business initiatives.
In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
In-process research and development	$1,320	—	—
% of revenue	10%	—

Amortization of intangible assets	$209	—	—
% of revenue	1%	—
     We commenced amortization of intangible assets related to the acquisition of Mondowave in the first quarter of 2007. These intangible assets include developed and core technology and non-compete covenant agreements. These acquired intangible assets are amortized using the straight line method over their expected useful lives, which range from two to three years.
     We recorded $1.3 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, as of the date of the Mondowave acquisition. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable. We currently expect the in-process development projects to be completed in the latter half of 2007 or first half of 2008, although we cannot assure you that these projects will be successfully completed nor that they will result in products achieving market acceptance. We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects or if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Interest and other income (expense), net	$1,238	$888	39%
     Interest and other income (expense), net in the three months ended March 31, 2007 increased $0.4 million compared to the same period in 2006. We earned interest income of $1.3 million and $1.0 million in the three months ended March 31, 2007 and 2006, respectively. The higher interest in 2007 reflects significantly higher average interest rates, partially offset by a slightly lower average cash and investment balance. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred a small gain on foreign currency exposure and hedging transactions in the first quarter of 2007 as compared to $0.1 million loss in the first quarter of 2006.
Provision for (Benefit from) Income Taxes

	Three Months Ended
	March 31,
	2007	2006	Change
	(in thousands)
Provision for (benefit from) income taxes	($46)	$188	(125)%
Effective tax rate	1%	(7)%
% of revenue	0%	1%
     We recorded a benefit from income taxes of $46 thousand for the three months ended March 31, 2007 and a provision of $0.2 million for the three months ended March 31, 2006, resulting in effective tax rates of 1% and (7)% for the respective periods. Our effective tax rate in 2007 and 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We currently expect our tax provision to be approximately zero for the full year 2007, although this expected rate may change as we explore tax planning opportunities available to the company.
     Our net loss includes share-based compensation expense of $0.7 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. We also incurred in-process research and development cost of $1.3 million and amortization of intangible assets of $0.2 million for the three months ended March 31, 2007, as a result of our acquisition of Mondowave. These nondeductible share-based compensation and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 4% and 25% for the three months ended March 31, 2007 and 2006, respectively.
     As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions, of which approximately $1.7 million, if recognized, would impact our effective tax rate. This amount included $0.2 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. There were no significant changes in our recognized tax benefits during the quarter ended March 31, 2007.

     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2003 through 2006 tax years remain subject to examination by federal tax authorities and the 2002 through 2006 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(5,086)	$(5,266)
Net cash used in investing activities	(3,906)	(194)
Net cash provided by financing activities	196	346
     Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $109.3 million at December 31, 2006 to $100.7 million at March 31, 2007. Cash, cash equivalents, short-term investments and restricted cash at March 31, 2007 were $93.7 million, which was $12.9 million lower than the balance as of the end of 2006. The declines in both working capital and cash, cash equivalents, short-term investments and restricted cash were due primarily to our acquisition of Mondowave and secondarily due to our net loss in the first quarter of 2007.
     Net cash used in operating activities was $5.1 million for the three months ended March 31, 2007, compared to $5.3 million for the three months ended March 31, 2006. Net loss was $5.5 million for the three months ended March 31, 2007 and $2.8 million for the three months ended March 31, 2006.
     Accounts receivable decreased $6.1 million in the three months ended March 31, 2007 and increased $5.8 million in the three months ended March 31, 2006. The decrease in 2007 and the increase in 2006 correspond to the decrease and increase in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 76 at March 31, 2007 and 78 at March 31, 2006. We expect days sales outstanding typically to range from 60 to 90 days.
     Inventory increased by $1.9 million in the three months ended March 31, 2007 and decreased by $3.1 million in the three months ended March 31, 2006. The increase in 2007 reflects a modest build of inventory in the quarter to utilize available capacity at subcontractors. The decrease in 2006 was primarily due to increasing sales volumes in the quarter. In particular, inventory quantities of TFT devices declined on the ramp in the sales in the quarter. Our annualized inventory turns were 5.9 for the three months ended March 31, 2007 as compared to 8.2 for the three months ended March 31, 2006, reflecting the lower sales in the 2007 period. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.
     Accounts payable, accrued liabilities and taxes payable decreased $7.6 million and $0.5 million in the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 was the result of declines in inventory purchasing in the first quarter with lower quarterly revenue.
     Net cash used in investing activities was $3.9 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $0.2 million in the three months ended March 31, 2006. This use of cash for the three months ended March 31, 2007 was primarily related to $7.9 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of the cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.1 million of property and equipment in the first quarter of 2007 and 2006, respectively. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $6.6 million and $(0.1) million in the first quarter of 2007 and 2006, respectively. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents.
     Net cash provided by financing activities was $0.2 million for the first three months of 2007 and $0.3 million for the first quarter of 2006, due to proceeds from issuance of our common stock under our stock option and stock purchase plans.

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
     Under the terms of the Mondowave acquisition agreement, the Company is obligated to pay retention bonuses of $5 million over the next two years and may be obligated to make earn-out payments to certain former Mondowave employees who joined the Company as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with the Company over the next two years.
     In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. Purchases may be made at management’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions, as conditions permit. While we cannot assure you that any or all of the shares authorized for repurchase will be purchased, our cash flow will be negatively impacted if and to the extent shares are purchased. No shares were purchased under this program during the quarter ended March 31, 2007.
     Other than the obligations related to our acquisition and income taxes disclosed in the notes to financial statements in this Form 10-Q filing, there are no material changes in our obligations and commitments to make future payments from those included in our Annual Report on Form 10-K filed on March 12, 2007.
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
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
     Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $84.1 million as of March 31, 2007, and have a weighted average interest rate of approximately 5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge substantially all of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 1A. Risk Factors.
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
     We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.
     Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2006 and the first quarter of 2007, our top four customers, Samsung SDI Co., TPO Displays Corporation, Rikei Corporation and AU Optronics Corporation accounted for approximately 92% and 95% of our revenue, respectively. The loss of, or a reduction in purchases by, any of our key customers could harm our business, financial condition and results of operations. For example, in the first quarter of 2007, we announced that we would not continue to supply a large CSTN program at Samsung SDI Co. The loss of this program had a significant impact on our revenue for the first quarter of 2007. We also anticipate that our sales to AU Optronics will decline in the first half of 2007 as a mature program ramps down.
     Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.
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
     All of our products introduced to date have been display drivers for small panel displays used in mobile handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. For example, we recently announced our intention to develop and sell LED drivers and touch technology sensor products. We also recently acquired Mondowave Inc., a developer of semiconductor products for consumer audio applications, which we expect to introduce later this year. We will likely expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We currently expect only modest revenue contributions in 2007 from our new LED and audio product initiatives and no revenue contribution from touch technology product initiatives. However, we may experience unforeseen difficulties and delays in developing these products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. It is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.
     We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.
     As part of our growth and product diversification strategy, we evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. For example, in the first quarter of 2007, we acquired Mondowave Inc., a privately-held semiconductor company specializing in consumer audio applications. The acquisition of Mondowave and any acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:
•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience or relationships;

•	potential loss of key employees of the acquired company; and

•	potential requirement to amortize intangible assets.
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
     Our future success will depend on our ability to develop new display drivers, LED controllers, audio and touch sensor products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
     Successful product development and market acceptance of our products depend on a number of factors, including:
•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs, including low-cost versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	the prices at which we are able to offer our products;

•	quality, performance, power use and size of our products as compared to competing products and technologies;

•	successful integration of the display module, including components supplied by other suppliers;

•	commercial acceptance and commercial production of the products into which our drivers are incorporated;

•	achievement of acceptable manufacturing yields;

•	interoperability of our products with other display module components;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	our ability to retain, train and manage new suppliers and sales representatives and distributors;

•	mobile service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.
     We cannot assure you that products we recently developed, such as our new PowerLite™ LCD drivers, LED drivers and audio products or other products we may develop in the future, will achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of design wins will harm our financial results in the first half of 2007. While new display driver design wins in the first half of 2007 may improve our long-term sales outlook, we cannot assure you that these new introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.
     If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.
     Our core display driver products are incorporated in display modules, which must comply with mobile handset manufacturers’ continually evolving specifications. Similarly, our new LED drivers and audio products will need to satisfy certain performance specifications of mobile handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products, such as dynamic backlight control and high speed serial interfaces in our display drivers, to be successful. In addition, as we seek to add new customers, such as those in the Japan market, we will need to comply with new, and sometimes more stringent, specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our drivers over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and mobile handset and electronic device manufacturers typically do not change suppliers once a device has been designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.
     The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.
     The mobile electronic device market, and in particular the mobile handset market, is extremely cost sensitive, which has resulted and may continue to result in declining average selling prices of the components, including display modules and display drivers. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $1.32 in 2005 to $0.89 in the first quarter of 2007. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.
     We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.
     Historically, we have derived all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We expect only modest revenue in 2007 from LED and audio products and none from our touch sensor products. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, the market has begun transitioning away from CSTN in favor of thin film transistor, or TFT, and low temperature polysilicon, or LTPS, devices. We recently announced that we will place greater focus on our TFT and LTPS product development and reduce our allocation of resources to CSTN products, reflecting the ongoing market trend. Market acceptance of our new TFT and LTPS products is critical to our future success.
     Our business is highly dependent on the mobile handset market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.
     Nearly all of our revenue is generated from sales of display drivers for use in mobile handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products also will be for use in mobile handsets. The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the mobile handsets into which our drivers are incorporated. Even though we may achieve design wins, if the mobile handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.
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
     Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.
     In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. For example, our annual revenue grew 970% in 2003 and 78% in 2004, but declined 57% in 2005. While our revenue increased 58% in 2006 compared to 2005, we expect revenue to decline in 2007. Similarly, our revenue decreased by 43% from the fourth quarter of 2006 to the first quarter of 2007. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.
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
     We were formed in May 2000 and had our initial meaningful shipments of products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. We have not yet had meaningful shipments of our initial LED, audio or touch sensor products. Moreover, because we do not sell directly to mobile handset manufacturers, we have limited visibility into their order patterns and sales of their products. Due to our limited operating history and limited visibility into mobile handset manufacturers’ demand, it is difficult to accurately forecast our future revenue and budget our operating expenses. The rapidly evolving nature of the mobile handset and mobile electronic device markets and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
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
     Potential competitors for our new LED drivers include Advanced Analogic, Inc., Linear Technologies, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated. We expect potential competitors for our new audio products to include Wolfson Microelectronics, Texas Instruments, Rohm Electronics, ST Microelectronics, National Semiconductor and Maxim Integrated Products.
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
     Our direct customers for our display drivers are display module manufacturers serving the mobile handset market. One primary customer, Samsung SDI, and some of our Japanese end customers, are affiliated with corporate organizations that have a division that designs, manufactures and sells display drivers that compete with our products. To the extent these customers choose to replace our products with an affiliate’s products, our business will be negatively impacted.
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
     As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn Bhd. in Malaysia, and United Microelectronis Corporation in Taiwan to produce our display driver products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our display driver products. We may use different vendors for the production and testing of our new LED and audio products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.
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
     We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. Moreover, to the extent we decide to, or are required to, change contractors we will face risks associated with establishing new business relationships and capacity. To secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods or enter into agreements that commit us to purchase minimum quantities in order to secure capacity or to achieve favorable prices. While we currently do not have plans for long-term agreements with any of our suppliers, we may enter into such agreements in the future, which could reduce our cash flow and subject us to risks of excess inventory or service costs.
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
     In an effort to increase yields and reduce manufacturing times, we have developed with our foundry contractors a customized version of the manufacturing process used for the fabrication of our display drivers. While we have expended significant resources on the customization of this process, the process is not proprietary to us, and may be used by our foundry partners in the fabrication of semiconductors for their other customers. Any use of this customized manufacturing process for the manufacture of our competitors’ products could harm our competitive position.
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
     We rely on our key personnel to manage our business, and to develop products, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.
     We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. We recently acquired Mondowave Inc. and will be dependent upon its management and engineering team for the development of our new audio products. In addition, John Allen, our former Corporate Controller, recently was appointed as our new Chief Financial Officer in place of Victor Lee, who will be leaving the Company to pursue another opportunity. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.
     Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.
     We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2007, we had six U.S. patent applications pending, sixteen foreign patent applications pending and had been issued four U.S. patents and three Korea patents relating to our display driver products and technology. In addition, we have filed ten U.S. patent applications and five foreign patent applications relating to our audio products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
     We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands and Hong Kong. We have engineering and marketing personnel in Korea and marketing and/or operations personnel in China, Hong Kong, Japan, and Taiwan. All of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. In addition, we anticipate that any growth of our business will involve international locations, which may include locations in which the Company does not currently do business. Our international operations are subject to a number of risks, including:
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
     We recently announced our intention to expand our operations to include LED driver, audio and touch technology products. As a result of these new ventures, we will increase the scope and complexity of our operations and expand our workforce. This growth will likely place a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

        .
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
     We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 22% of our outstanding common stock as of April 1, 2007. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on September 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on The NASDAQ National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have used approximately $8 million of the net proceeds of the offering for the Mondowave acquisition that occurred in February 2007. We invested the remaining net proceeds in short-term, investment grade, interest-bearing instruments.

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

Dated: May 9, 2007	LEADIS TECHNOLOGY, INC.

/s/ JOHN K. ALLEN

John K. Allen
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