Form 10-Q
period 2007-06-30
LEADIS TECHNOLOGY INC
filed 2007-08-07
CIK 1130626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of July 31, 2007, 29,294,095 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,020	$62,697
Short-term investments	40,287	43,845
Accounts receivable, net	8,127	17,399
Inventories	5,635	7,024
Taxes receivable and deferred tax assets	2,734	3,087
Restricted cash	2,530	—
Prepaid expenses and other current assets	1,140	1,411

Total current assets	104,473	135,463
Property and equipment, net	4,725	4,160
Goodwill	2,867	281
Intangible assets, net	4,468	—
Other assets	833	825

Total assets	$117,366	$140,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,807	$19,623
Taxes payable	254	2,342
Deferred margin	281	383
Other accrued liabilities	4,328	3,805

Total current liabilities	10,670	26,153
Income taxes payable and deferred tax liabilities	2,689	—
Other noncurrent liabilities	1,159	539

Total liabilities	14,518	26,692

Commitments
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	107,832	107,853
Accumulated other comprehensive income	1,273	1,228
Retained earnings (accumulated deficits)	(6,286)	4,927

Total stockholders’ equity	102,848	114,037

Total liabilities and stockholders’ equity	$117,366	$140,729

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$9,735	$30,936	$23,405	$54,993
Cost of sales (1)	8,678	27,848	20,976	48,243

Gross profit	1,057	3,088	2,429	6,750

Operating expenses:
Research and development (1)	4,479	3,394	7,840	7,029
Selling, general and administrative (1)	3,608	3,864	6,832	7,523
Amortization of intangible assets	627	—	836	—
In-process research and development	—	—	1,320	—

Total operating expenses	8,714	7,258	16,828	14,552

Operating loss	(7,657)	(4,170)	(14,399)	(7,802)
Interest and other income (expense), net	1,085	1,027	2,323	1,915

Loss before income taxes	(6,572)	(3,143)	(12,076)	(5,887)
Provision for (benefit from) income taxes	(506)	83	(552)	271

Loss before cumulative effect of change in accounting principle	(6,066)	(3,226)	(11,524)	(6,158)
Cumulative effect of change in accounting principle, net of tax	—	—	—	142

Net loss	$(6,066)	$(3,226)	$(11,524)	$(6,016)

Basic and diluted net loss per share before cumulative effect of change in accounting	$(.21)	$(.11)	$(.39)	$(.21)

Basic and diluted net loss per share	$(.21)	$(.11)	$(.39)	$(.21)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,376	28,654	29,354	28,569

(1)	Amounts include share-based compensation as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of sales	$44	$123	$62	$253
Research and development	255	264	451	541
Selling, general and administrative	480	917	916	1,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,524)	$(6,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	655	659
Amortization	836	—
Provision for excess and obsolete inventory	878	1,155
Loss on purchase commitments	—	473
Deferred tax benefit	(687)	(438)
Cumulative effect of change in accounting principle	—	(142)
Share-based compensation	1,429	2,360
In-process research and development	1,320	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	9,351	(12,249)
Inventories	511	771
Taxes receivable	379	579
Prepaid expenses and other assets	316	(1)
Accounts payable	(13,817)	9,065
Accrued liabilities	415	430
Taxes payable	20	592
Other liabilities	(102)	(253)

Net cash used in operating activities	(10,020)	(3,015)

Cash flows from investing activities:
Sale or maturity of available for sale securities	26,436	17,816
Purchases of available for sale securities	(22,892)	(16,645)
Purchase of property and equipment	(398)	(687)
Acquisition of businesses, net of cash and cash equivalents acquired	(7,879)	—
Restricted cash	(2,530)	—

Net cash provided by (used in) investing activities	(7,263)	484

Cash flows from financing activities:
Proceeds from issuance of common stock	318	463
Repurchases of common stock	(1,769)	—

Net cash provided by (used in) financing activities	(1,451)	463

Effect of exchange rate changes on cash and cash equivalents	57	90

Net decrease in cash and cash equivalents	(18,677)	(1,978)
Cash and cash equivalents at beginning of period	62,697	72,801

Cash and cash equivalents at end of period	$44,020	$70,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company
     We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of mobile and other consumer products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, consumer audio analog, and touch technology products. Our revenue will predominantly come from our traditional display driver products through 2007. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We are incorporated in the state of Delaware.
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The balance sheet as of December 31, 2006 is derived from the audited financial statements as of and for the year then ended.
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
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(6,066)	$(3,226)	$(11,524)	$(6,158)

Net loss	$(6,066)	$(3,226)	$(11,524)	$(6,016)

Denominator:
Total shares, basic	29,376	28,654	29,354	28,569

Effect of dilutive securities:
Stock options	—	—	—	—
Unvested shares subject to repurchase	—	—	—	—

Total shares, diluted	29,376	28,654	29,354	28,569

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(.21)	$(.11)	$(.39)	$(.21)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per share, basic and diluted	$(.21)	$(.11)	$(.39)	$(.21)

     The per share effect of the cumulative effect of change in accounting principle for the six months ended June 30, 2006 was less than $0.005.
     The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	June 30,
	2007	2006
Stock options	6,351	5,726
Unvested restricted stock awards	215
Unvested shares subject to repurchase	8	87

Comprehensive loss, net of tax
     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss, as reported	$(6,066)	$(3,226)	$(11,524)	$(6,016)
Foreign currency translation adjustment	115	85	52	241
Unrealized gain (loss) on available for sale securities	(18)	7	(7)	24

Comprehensive loss	$(5,969)	$(3,134)	$(11,479)	$(5,751)

     The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	June 30,	December 31,
	2007	2006
Unrealized gain (loss) on available for sale securities, net of tax	$14	$21
Cumulative translation adjustment	1,259	1,207

Accumulated other comprehensive income	$1,273	$1,228

NOTE 2—BUSINESS ACQUISITION:
     On February 28, 2007, we completed the acquisition of Mondowave Inc., a privately held analog semiconductor company specializing in low-power consumer audio applications. Under the terms of the agreement, we acquired all of Mondowave’s outstanding common stock for $8.0 million in cash. In addition, we are obligated to pay former Mondowave employees joining the Company bonuses in future periods for retention and earn out performance goals, all of which will be accounted for as compensation expense. Through this acquisition, we expanded into the analog audio component business.
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

     In addition to $8.1 million net assets acquired, we are obligated to pay retention bonuses of $5.0 million over the next two years to former Mondowave employees as well as earn out bonuses up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with the Company over the next two years. We have deposited $2.5 million of cash in an account for the retention bonuses to be paid to designated former Mondowave employees upon the first anniversary of the acquisition close, pursuant to the terms of the acquisition agreement. The $2.5 million is presented as restricted cash on the condensed consolidated balance sheet.
     The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 include the results of operations of Mondowave commencing as of the acquisition date.
     The following supplemental pro forma financial information summarizes the combined results of operations for the Company and Mondowave as though the companies had been combined at the beginning of each period presented. The in-process research and development charge is included in the results for 2007.
     (in thousands, except per share amounts):

	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$9,735	$32,190	$23,908	$56,738
Loss before cumulative effect of change in accounting principle	$(6,066)	$(2,404)	$(11,386)	$(5,285)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$142
Net loss	$(6,066)	$(2,404)	$(11,386)	$(5,143)
Net loss per share — basic and diluted	$(0.21)	$(0.08)	$(0.39)	$(0.18)

NOTE 3—INTANGIBLE ASSETS:
     As discussed in Note 2, Business Acquisition, we acquired Mondowave Inc. in the first quarter of 2007, resulting in acquisition-related intangible assets. Acquisition-related intangible assets at June 30, 2007 consist of the following (in thousands):

	Gross	Accumulated	Net
	Assets	Amortization
		(in thousands)
Developed technology	$4,440	$(740)	$3,700

Non-compete covenant agreements	864	(96)	768

Total acquisition-related intangible assets	$5,304	$(836)	$4,468

     Amortization expense of acquisition-related intangible assets was $0.6 million and $0.8 million for the three and six month periods ended June 30, 2007. Estimated future amortization expense related to acquisition-related intangible assets at June 30, 2007 is as follows:

(in thousands)
Future amortizations:
2007	$1,254
2008	2,508
2009	658
2010	48

Total	$4,468

NOTE 4—INVENTORIES:
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$1,857	$4,307
Work-in-progress	3,778	2,717

	$5,635	$7,024

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
     We recorded a benefit from income taxes of $0.5 million and a provision for income taxes of $0.3 million for the six months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 5% and (5)% for the respective periods. Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.”

     Out net loss included share-based compensation, IPR&D, and amortization of acquisition-related intangible assets as nondeductible expenses. We incurred share-based compensation expense of $1.4 million for the six months ended June 30, 2007 and $2.4 million for the six months ended June 30, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. We also incurred IPR&D cost of $1.3 million and amortization of acquisition-related intangible assets of $0.8 million for the six months ended June 30, 2007, as a result of our acquisition of Mondowave Inc. These nondeductible share-based compensation expenses and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 1% and 13% for the six months ended June 30, 2007 and 2006, respectively.
     During 2006, we established valuation allowances of approximately $0.4 million for the deferred tax assets in the U.S. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In connection with the purchase accounting resulting from the acquisition of Mondowave Inc. during the first quarter of 2007, we recorded deferred tax liabilities of approximately $1.5 million. This deferred tax liability is the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceed our deferred tax assets, the valuation allowance previously recorded was reversed, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liability will be reduced in future periods as the identified intangible assets are amortized. If our deferred tax assets exceed our deferred tax liabilities in the future, we will reassess the need to record a valuation allowance on our deferred tax assets.
     As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for unrecognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions, of which approximately $1.7 million, if recognized, would impact our effective tax rate. This amount included $0.2 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. There were no significant changes in our recognized tax benefits during the six months ended June 30, 2007. The company believes it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially impacting our net income (loss) by up to $0.3 million.
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
NOTE 6—PRODUCT WARRANTY:
     Changes in our liability for product warranty, included in other accrued liabilities, during the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Balance, beginning of period	$928	$839
Accruals for warranty during the period	369	827
Settlements made during the period	(510)	(114)

Balance, end of period	$787	$1,552

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     A summary of stock option transactions for all stock option plans follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value

Balance, December 31, 2006	5,480	5,506	$3.78	5.52	$9,097

Authorized
Options granted	(1,613)	1,613	$3.96
Options cancelled	170	(170)	$7.21
Options forfeited	196	(196)	$5.03
Exercises	—	(402)	$0.31

Balance, June 30, 2007	4,233	6,351	$3.92

Vested and expected to vest, June 30, 2007		5,777	$3.83	5.23	$5,139

Vested and exercisable, June 30, 2007		2,971	$2.98	4.99	$5,080
     The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $3.51 as of June 30, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2007 was 1.5 million shares.
     Total intrinsic value of options exercised was approximately $1.5 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. Total cash received by Leadis related to option exercises was approximately $0.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $6.5 million related to options outstanding at June 30, 2007 will be recognized over a weighted-average period of approximately 2.2 years.
     Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at June 30, 2007 and vesting during the six months then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Shares issued but unvested, December 31, 2006	24	$5.79
Vested	(16)	$9.13

Shares issued but unvested, June 30, 2007	8	$9.66

Restricted Stock Units
     In March 2007, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. As of June 30, 2007, 215,485 restricted stock units were outstanding, with grant-date fair value of $4.02 per share.

     The fair value of the restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2007, there was $0.7 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
     We issued 59,256 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the six months ended June 30, 2007. Total unrecognized compensation cost of $8 thousand related to shares issued under the ESPP outstanding at June 30, 2007 will be recognized in 2007.
Valuation and Expense Information under SFAS No. 123(R)
     We value share-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three months ended March 31, 2007 and 2006 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.39	1.00	4.25	0.67
Volatility	49%	53%	55%	58%
Risk-free interest rate	4.9%	4.5%	5.1%	4.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.70	$0.87	$2.59	$2.65

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.6	0.95	4.25	0.81
Volatility	50%	54%	57%	69%
Risk-free interest rate	4.7%	4.4%	4.9%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.81	$1.14	$2.67	$2.81
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
     We recorded $1.4 million and $2.4 million in share-based compensation expense during the six months ended June 30, 2007 and 2006, respectively.

     NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
     As of June 30, 2007 and December 31, 2006, 10% and 7%, respectively, of our long-lived tangible assets were maintained in the United States. The remaining long-lived assets at each period were located in our international locations, primarily Korea.
     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

China	67.6%	89.7%	53.2%	84.4%
Korea	7.7%	8.4%	6.1%	9.6%
Taiwan	3.3%	1.7%	3.4%	5.2%
Japan	21.3%	0.2%	37.4%	0.8%

Total revenue	100.0%	100.0%	100.0%	100.0%

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
Business Overview
     We design, develop and market analog and mixed-signal semiconductors that enable and enhance the features and capabilities of mobile and other consumer products. Our core products are color display drivers with integrated controllers, which are critical components in displays used in mobile consumer electronic devices, light emitting diode or LED drivers, and audio ICs for mobile consumer electronics devices. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.
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
     Although some of our products are suitable for use in other consumer electronic device markets, we have primarily focused on the mobile handset market. The mobile handset market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from two to three years, continually evolving mobile handset specifications, and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.
     On February 28, 2007, we completed the acquisition of Mondowave Inc., a privately held analog semiconductor company specializing in low-power consumer audio applications. Under the terms of the agreement, we acquired all of Mondowave’s outstanding common stock for $8.0 million in cash. In addition, we are obligated to pay former Mondowave employees joining the Company bonuses in future periods for retention and earn out performance goals. Through this acquisition, we have expanded into the analog audio component business.
     Our 2006 and the first half of 2007 revenue was derived primarily from sales of color super twisted nematic, or CSTN, and thin film transistor, or TFT, display driver devices. Over the past few years the market has migrated to TFT devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, resulting in lack of design wins and harm to our business. As a result, we had insufficient design wins in 2006 and our revenue in the first half of 2007 decreased as compared to the prior year. Our net loss increased due to lower gross margins as well as the additional operating expenses incurred related to our acquisition of Mondowave Inc. in the first half of 2007 and additional headcount to support our other new business initiatives. We are focusing our display driver new product development efforts on TFT devices and innovative display technologies. We are also investing in new process technology efforts to enable us to design our newer products to a smaller die size, thereby reducing the manufacturing cost per unit. The timely introduction of new products with smaller die sizes is essential to improving gross margins on our products.
     We currently expect 2007 sales to be lower than 2006 sales, resulting in a net loss for 2007. We did not generate sufficient design wins in 2006 to compensate for the expected sales declines on our legacy products. Additionally, one of our high volume programs is ramping down more quickly than we experienced with previous programs, negatively impacting revenue for the remainder of 2007. Our revenue reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. We believe TFT devices provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in TFT devices nor that we will be able to sell our products at higher margins.
     We expect our operating expense base to continue to increase in the second half of 2007 as a result of our acquisition of Mondowave and hiring to support our new business initiatives. We are moving some of our research and development focus into new product areas, including LED drivers, consumer audio applications and touch technology sensors. We believe this diversification provides us a better opportunity for long-term profitable growth. However, we cannot assure you that our development efforts in these areas will be successful. We expect that revenue in 2007 from these efforts, if any, will be modest.
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

Results of Operations
     Total revenue for the second quarter of 2007 was $9.7 million, compared to $30.9 million in the same quarter of 2006. Unit shipments for the second quarter of 2007 were 11.7 million units, compared to 28.4 million units in the same quarter of 2006. Compared to the immediately prior quarter ended March 31, 2007, total revenue for the second quarter of 2007 decreased 29% with unit shipments decreasing 24%. Our decreased sales in the second quarter of 2007 compared with the second quarter of 2006 was the result of insufficient 2006 design wins at high enough volumes to compensate for sales declines on legacy products. This reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. For the quarter, our gross profit decreased by $2.0 million as compared to the second quarter of 2006, while our gross margin increased to 11% as compared to 10% in the second quarter of 2006. Our average selling prices declined 24% in the second quarter of 2007 as compared to the second quarter of 2006, with lower prices on both CSTN and TFT products sold during the respective periods. Operating expenses increased $1.5 million to $8.7 million in the second quarter of 2007 as compared to $7.3 million in the same quarter in 2006. The increase was primarily due to additional headcount, amortization of intangible assets and accrued retention bonus expenses recorded as a result of the acquisition of Mondowave, as well as hiring to support our new business initiatives. We incurred a net loss of $6.1 million in the quarter ended June 30, 2007, as compared to a net loss of $3.2 million in the same quarter of 2006.
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of sales	89	90	90	88

Gross profit	11	10	10	12

Operating expenses:
Research and development	46	11	33	13
Selling, general and administrative	37	12	29	13
Amortization of intangible assets	6	—	4	—
In-process research and development	—	—	6	—

Total operating expenses	89	23	72	26

Operating loss	(78)	(13)	(62)	(14)
Interest and other income, net	11	3	10	3

Loss before taxes	(67)	(10)	(52)	(11)

Provision for (benefit from) income taxes	(5)	—	(2)	—

Net loss	(62)%	(10)%	(50)%	(11)%

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Revenue	$9,735	$30,936	(69)%	$23,405	$54,993	(57)%
     Total revenue was $9.7 million in the three months ended June 30, 2007, a decrease of $21.2 million, or 69%, as compared to $30.9 million in the three months ended June 30, 2006, primarily due to fewer units shipped and lower average selling prices. We shipped approximately 11.7 million units in the second quarter of 2007, which represented a decrease of 59% compared to the approximately 28.4 million units we shipped in the second quarter of 2006. We gained fewer high volume design wins during 2006 which resulted in the large decline in units shipped. Our average selling price declined from $1.09 in the second quarter of 2006 to $0.83 in the second quarter of 2007. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end mobile handsets. In addition, this average selling price decline is caused by an increase in lower priced STN sales as a percentage of total sales for the comparable periods. We currently expect revenue to be flat in the third quarter of 2007 as compared to the second quarter.
     Revenue decreased 57% to $23.4 million in the six months ended June 30, 2007 as compared to $55.0 million in the six months ended June 30, 2006. Volume shipments significantly decreased in the first six months of 2007 as compared to the first six months of 2006. Our average selling price declined from $1.12 in the first six months of 2006 to $0.86 in the first six months of 2007, reflecting the price erosion discussed in the previous paragraph.
     Compared to the immediately prior quarter ended March 31, 2007, revenue in the second quarter of 2007 decreased 29% and our average selling price decreased 7%. The sequential sales decline was due primarily to our discontinuing support for one high volume but low-margin CSTN program. We currently expect sales in 2007 to decrease significantly as compared to 2006 sales, as we were unable to secure enough high volume design wins from 2006 product introductions to compensate for expected sales declines in older products. While new product introductions in the second half of 2007 may improve our sales outlook for 2008, we cannot assure you that these new introductions will occur in a timely manner, nor can we assure you that these new introductions will generate sufficient sales to offset declines in older products. We currently expect only modest revenue contributions from our new LED and audio products and no revenue contribution from our touch technology product initiatives in 2007.
     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Six Months Ended		Receivable at
	June 30,		June 30,		June 30,	December 31,
	2007	2006	2007	2006	2007	2006
Rikei Corp.	21%	*	37%	*	25%	17%
TPO Displays Corp. **	58%	31%	42%	30%	67%	42%
Samsung SDI	*	33%	*	31%	*	16%
AU Optronics Corp.	*	30%	*	29%	*	15%

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.
     Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2006 and the first half of 2007, our top four customers, Samsung SDI Co., TPO Displays Corporation, Rikei Corporation and AU Optronics Corporation accounted for approximately 92% and 93% of our revenue, respectively. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. For example, in the first quarter of 2007, we announced that we would not continue to supply a large CSTN program at Samsung SDI Co. The loss of this program had a significant impact on our revenue for the first two quarters of 2007.
     During the second quarter of 2007, our largest customers were Rikei Corporation and TPO Displays Corp., which collectively accounted for approximately 79% of our revenue. Rikei is a distributor that sells our products to customers in Japan. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Gross profit	$1,057	$3,088	(66)%	$2,429	$6,750	(64)%
% of revenue	11%	10%		10%	12%
     Gross profit decreased $2.0 million, or 66%, for the three months ended June 30, 2007 as compared to the same period in 2006, while gross margin increased to 11% from 10% in the same period in 2006. Gross margin generally varies with product mix, selling price and unit costs. The gross margin increase in the three months ended June 30, 2007 was due to a $1.6 million additional provision for inventory quantities on hand in excess of demand recorded in the second quarter of 2006, partially offset by lower absorption of fixed manufacturing costs in the June 2007 quarter due to the lower revenue base.

     Gross profit decreased $4.3 million, or 64%, for the six months ended June 30, 2007 as compared to the same period in 2006, and gross margin declined from 12% to 10%. The decline in gross margin in the six months ended June 30, 2007 was due mainly to lower absorption of fixed manufacturing costs due to the lower revenue base. We experienced significant average selling price declines over the periods presented, from $1.12 in 2006 to $0.86 in 2007, a 23% decline, and our manufacturing cost reductions did not keep pace with these price declines. We continue to rely on sales of products that were designed and manufactured on older process technology, thereby impairing our gross margins. We currently expect gross margins to remain relatively flat in the third quarter of 2007 as compared to the second quarter.
Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Research and development	$4,479	$3,394	32%	$7,840	$7,029	12%
% of revenue	46%	11%		33%	13%
     Research and development expenses increased $1.1 million, or 32%, and increased as a percentage of revenue in the quarter ended June 30, 2007 as compared to the same period of 2006. Research and development expenses include share-based compensation expense of $0.3 million for the second quarter of 2007 and 2006. The higher research and development expenses in the second quarter of 2007 were primarily due to $1.0 million of additional labor expense, with headcount increases to support our new product development efforts as well as retention bonuses for the employees who joined as a result of the Mondowave acquisition. We also incurred $0.2 million of additional consulting expenses in support of our engineering efforts and increased software expenses for design software products. These increases were partially offset by a $0.4 million reduction in pre-production wafer manufacturing costs, largely due to more efficient utilization and the timing of wafer qualification activities.
     Research and development expenses increased $0.8 million, or 12%, and increased as a percentage of revenue for the six months ended June 30, 2007 as compared to the same period of 2006. Research and development expenses include stock-based compensation expenses of $0.5 million for both periods presented. The increased research and development expenses were primarily due to $1.4 million of additional labor expense to support our new product development efforts as well as retention bonuses for the employees who joined as a result of the Mondowave acquisition. We also incurred $0.5 million of additional consulting expenses in support of our engineering efforts and increases in software expenses for design software products. Partially offsetting these increases was a $1.4 million reduction in pre-production wafer manufacturing due to more efficient utilization and the timing of wafer qualification activities. We expect research and development expenses to increase in the third quarter of 2007 due to additional hiring planned as we invest in engineering activities for new products.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$3,608	$3,864	(7)%	$6,830	$7,523	(9)%
% of revenue	37%	12%		29%	13%
     Selling, general and administrative expenses in the second quarter of 2007 decreased $0.3 million or 7% compared to the same period in 2006. Share-based compensation expense decreased $0.4 million in the second quarter of 2007. We experienced increases of $0.5 million related to headcount additions and the related infrastructure costs to support our new businesses. Bad debt expense decreased $0.3 million due to collection of older receivables which reduced our allowance requirements.
     Selling, general and administrative expenses for the six months ended June 30, 2007 increased as a percentage of revenue but decreased by $0.7 million, or 9%, compared to the same period in 2006. Stock-based compensation expenses decreased $0.7 million to $0.9 million in the first six months of 2007, compared with $1.6 million in the first six months of 2006. Bad debt expense decreased approximately $0.3 million due to collection of older receivables which reduced our allowance requirements. These reductions were partially offset by $0.4 million of additional headcount and infrastructure costs to support our new businesses. Selling, general and administrative expenses are expected to increase in the third quarter of 2007 as a result of additional hiring to support sales and marketing activities required for our newer business initiatives.

In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
In-process research and development	—	—	—	$1,320	—	—
% of revenue	—	—		6%	—

Amortization of intangible assets	$627	—	—	$836	—	—
% of revenue	6%	—		4%	—
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
Interest and Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Interest and Other Income (Expense), net	$1,085	$1,027	6%	$2,322	$1,915	21%
     Interest and other income (expense), net in the three months ended June 30, 2007 increased slightly compared to the same period in 2006. Interest income was flat between the respective quarters, with the benefit of higher average interest rates offset by a lower average cash and investment balance. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred smaller losses on foreign currency hedging transactions in the second quarter of 2007 as compared to the same period in 2006.
     Interest and other income (expense), net in the six months ended June 30, 2007 increased $0.4 million compared to the same period in 2006. We earned interest income of $2.4 million and $2.2 million in the six months ended June 30, 2007 and 2006, respectively. The higher interest in 2007 reflects higher average interest rates, partially offset by a lower average cash and investment balance. We incurred smaller losses on foreign currency hedging transactions in the six months ended June 30, 2007 as compared to the same period in 2006.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Provision for (benefit from) income taxes	($506)	$83	(710)%	($552)	$271	(304)%
Effective tax rate	8%	(3)%		5%	(5)%
% of revenue	(5)%	—		(2)%	—
     We recorded a benefit from income taxes of $0.5 million for the three months ended June 30, 2007 and a provision of $83 thousand for the three months ended June 30, 2006, resulting in effective tax rates of 8% and (3)% for the respective periods. Our effective tax rate in 2007 and 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” Our net loss includes share-based compensation expense of $0.8 million for the three months ended June 30, 2007 and $1.3 million for the three months ended June 30, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. We also incurred amortization of intangible assets of $0.6 million for the three months ended June 30, 2007, as a result of our acquisition of Mondowave. These nondeductible share-based compensation and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 1% and (2)% for the three months ended June 30, 2007 and 2006, respectively.
     We recorded a benefit from income taxes of $0.6 million for the six months ended June 30, 2007 and a provision of $0.3 million for the six months ended June 30, 2006, resulting in effective tax rates of 5% and (5)% for the respective periods. Our expected tax rate for the full year 2007 may change as we explore tax planning opportunities available to the Company. Our net loss includes share-based compensation expense of $1.4 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. We also incurred in-process research and development cost of $1.3 million, amortization of intangible assets of $0.8 million for the six months, and retention bonus accruals of $0.8 million for the six months ended June 30, 2007, as a result of our acquisition of Mondowave. These nondeductible share-based compensation and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 1% and 13% for the six months ended June 30, 2007 and 2006, respectively.
     As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions, of which approximately $1.7 million, if recognized, would impact our effective tax rate. This amount included $0.2 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. There were no significant changes in our recognized tax benefits during the six months ended June 30, 2007. The company believes it is reasonably possible that a change to its unrecognized tax benefits could occur within 12 months, potentially impacting our net income (loss) by up to $0.3 million.
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
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(10,020)	$(3,015)
Net cash provided by (used in) investing activities	(7,263)	484
Net cash provided by (used in) financing activities	(1,451)	463
     Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $109.3 million at December 31, 2006 to $93.8 million at June 30, 2007. Cash, cash equivalents, short-term investments and restricted cash at June 30, 2007 totaled $86.8 million, which was $19.7 million lower than the balance as of the end of 2006. The declines in working capital and cash, cash equivalents, short-term investments and restricted cash were due primarily to our net loss for the six months ended June 30, 2007, and secondarily due to our acquisition of Mondowave.
     Net cash used in operating activities was $10.0 million for the six months ended June 30, 2007, compared to $3.0 million for the six months ended June 30, 2006. Net loss was $11.5 million for the six months ended June 30, 2007 and $6.0 million for the six months ended June 30, 2006.
     Accounts receivable decreased $9.4 million in the six months ended June 30, 2007 and increased $12.2 million in the six months ended June 30, 2006. The decrease in 2007 and the increase in 2006 correspond to the decrease and increase in revenue in the respective periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 76 at June 30, 2007 and 79 at June 30, 2006. We expect days sales outstanding typically to range from 60 to 90 days.
     Inventory decreased by $1.4 million in the six months ended June 30, 2007 and decreased by $1.9 million in the six months ended June 30, 2006. The decrease in 2007 reflects our lower sales outlook for the third quarter of 2007, requiring less inventory on hand as we enter the next quarter. The decrease in 2006 was primarily due to increasing sales volumes in the quarter. In particular, inventory quantities of TFT devices declined on the increase in the sales in the second quarter of 2006. Our annualized inventory turns were 7.4 for the six months ended June 30, 2007 as compared to 8.6 for the six months ended June 30, 2006, reflecting the lower sales in the 2007 period. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.
     Accounts payable, other accrued liabilities and taxes payable decreased $13.3 million and increased $10.1 million in the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 was the result of declines in inventory purchases in the six months ended June 30, 2007 with lower year-to-date revenue.
     Net cash used in investing activities was $7.3 million for the six months ended June 30, 2007, compared to net cash provided by investing activities of $0.5 million in the six months ended June 30, 2006. This use of cash for the six months ended June 30, 2007 was primarily related to $7.9 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.4 million and $0.7 million of property and equipment in the six months ended June 30, 2007 and 2006, respectively. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $3.5 million and $1.2 million in the first six months of 2007 and 2006, respectively. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents.
     Net cash used in financing activities was $1.5 million for the first six months of 2007 and net cash provided by financing activities was $0.5 million for the first six months of 2006. In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. Purchases may be made at management’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions, as conditions permit. While we cannot assure you that any or all of the shares authorized for repurchase will be purchased, our cash flow will be negatively impacted if and to the extent shares are purchased. We purchased approximately 499,000 shares at a total cost of $1.7 million during the six months ended June 30, 2007. Proceeds from issuance of common stock under our stock option and stock purchase plans were $0.3 million and $0.5 million during the first six months of 2007 and 2006, respectively.
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
     In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. For example, in 2006 we initiated sales to a customer through a hub, whereby inventory is shipped to a third-party warehouse near the customer’s manufacturing site and pulled by the customer when required for manufacturing. We invoice the customer when the customer pulls the inventory from the hub. This arrangement, and any similar future arrangements, could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment. We may enter into similar agreements with customers in the future.
     Under the terms of the Mondowave acquisition agreement, we are obligated to pay retention bonuses of $5.0 million over the next two years and may be obligated to make earn-out payments to certain former Mondowave employees who joined the Company as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with the Company over the next two years.
     In June 2007 we purchased electronic design automation software. Payments for this software are treated as capital lease obligations totaling $0.2 million in the next 12 months and $0.6 million in long term obligations. Other than this software lease and obligations related to our acquisition and income taxes disclosed in the notes to financial statements in this Form 10-Q filing, there are no material changes in our obligations and commitments to make future payments from those included in our Annual Report on Form 10-K filed on March 12, 2007.
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
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
     Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $83 million as of June 30, 2007, and have a weighted average interest rate of approximately 5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 sales invoices have been denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge substantially all of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2006 and the first half of 2007, our top four customers, AU Optronics, Rikei Corporation, Samsung SDI Co, and TPO Displays Corporation, accounted for approximately 92% and 93% of our revenue, respectively. The loss of, or a reduction in purchase by, any of our key customers would likely harm our business, financial condition and results of operations. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.
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
     All of our products introduced to date have been display drivers for small panel displays used in mobile handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. For example, in the first quarter of 2007 we announced our intention to develop and sell LED drivers and touch technology sensor products. We also recently acquired Mondowave Inc., a developer of semiconductor products for consumer audio applications, which we expect to introduce later this year. We will likely expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We currently expect only modest revenue contributions in 2007 from our new LED and audio product initiatives and no revenue contribution from our touch technology product initiatives. We may experience unforeseen difficulties and delays in developing these products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.
     We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.
     As part of our growth and product diversification strategy, we evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. For example, in the first quarter of 2007 we acquired Mondowave Inc., a privately-held semiconductor company specializing in consumer audio applications. The acquisition of Mondowave and any acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:
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
     Our future success will depend on our ability to develop new display drivers, LED controllers, audio components and touch sensor products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

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
     We cannot assure you that products we recently developed, such as our new PowerLite™ LCD display drivers, LED drivers and audio products or other products we may develop in the future, will achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of design wins have harmed our financial results in the first half of 2007. While new display driver design wins in the first half of 2007 may improve our long-term sales outlook, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.
     We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.
     Historically, we have derived all of our revenue from a limited number of display driver products primarily used in mobile handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. We expect only modest revenue in 2007 from LED and audio products and none from our touch sensor products. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, and color organic light-emitting diode, or OLED, technology. Demand for our OLED drivers declined in 2005, which negatively impacted our business. Similarly, the market is transitioning away from CSTN in favor of thin film transistor, or TFT, devices. We recently announced that we will place greater focus on our TFT product development and reduce our allocation of resources to CSTN products, reflecting the ongoing market trend. Market acceptance of our new TFT products is critical to our future success.
     The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.

     The mobile electronic device market, and in particular the mobile handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of mobile handset components, including display modules and display drivers. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $1.09 in the second quarter of 2006 to $0.83 in the second quarter of 2007. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.
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
     Nearly all of our revenue is generated from sales of display drivers for use in mobile handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products also will be for use in mobile handsets. The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. For example, a faster than anticipated ramp down of a mature program in the first half of 2007 has negatively impacted our revenue. Our business is also dependent on the broad commercial acceptance of the mobile handsets into which our drivers are incorporated. Even though we may achieve design wins, if the mobile handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.
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
     Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred net losses of $11.4 million and $11.9 million in 2005 and 2006, respectively, and incurred a net loss of $6.1 million in the first six months of 2007. We expect to incur additional operating expenses in the next several quarters in connection with the development and expansion of our business to new products and markets. Consequently, we expect to incur a net loss for the next several quarters. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis.
     Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.
     In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. For example, our annual revenue grew 970% in 2003 and 78% in 2004, but declined 57% in 2005. While our revenue increased 58% in 2006 compared to 2005, we have experienced a 57% decline in revenue in the first six months of 2007 compared to the same period in 2006. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.
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
     Our small panel display drivers and LED controller products comprise only part of a complex display subassembly manufactured by our display module customers. As a result, these products must operate according to specifications with the other components in the subassembly. For example, in the subassembly our display drivers are attached to the display glass and must interoperate with the glass efficiently. If other components of the subassembly system fail to operate efficiently with our drivers, we may be required to incur additional development time and costs optimizing the interoperability of our drivers with the other components. Additionally, if other components of the subassembly contain errors or defects that cannot be corrected in a timely fashion, the display module customer may delay or cancel production of its modules, adversely impacting our sales.
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

     Potential competitors for our new LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated.
     We expect potential competitors for our new audio products to include AKM Semiconductor, Inc., Cirrus Logic, Inc., Wolfson Microelectronics plc, Texas Instruments, Rohm Electronics, Co., Ltd., STMicroelectronics, National Semiconductor and Maxim Integrated Products.
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
     As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Chartered Semiconductor Manufacturing in Singapore, Silterra Malaysia Sdn Bhd. in Malaysia, and United Microelectronics Corporation in Taiwan to produce our display driver products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our display driver products. We may use different vendors for the production and testing of our new LED and audio products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.
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
     We have experienced, and may again experience, manufacturing yields that were less than we had anticipated. Semiconductor manufacturing yields are a function of product design, which is developed largely by us, and process technology, which is typically developed by our third-party foundries. As low manufacturing yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify sensitivities relating to the design processes used. As a result, yield problems may not be identified until well after the production process has begun. Any decrease in manufacturing yields could result in an increase in our manufacturing costs and decrease our ability to fulfill customer orders in a timely fashion. This could potentially have a negative impact on our revenue, our gross margin, our gross profit, and our customer relationships. The manufacturing yields for new products tend to be lower initially and increase as we achieve full production. The short product life cycles of our display drivers require us to develop new products faster and to manufacture these products for shorter periods of time. In many cases, these shorter manufacturing periods will not reach the longer, higher volume manufacturing periods conducive to higher manufacturing yields and declining costs. We also face the risk of product recalls or product returns resulting from design or manufacturing defects that are not discovered during the manufacturing and testing process. A significant number of product returns due to a defect or recall could damage our reputation and result in our customers working with our competitors.
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
     We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. We recently acquired Mondowave Inc. and will be dependent upon its management and engineering team for the development of our new audio products. In addition, John Allen, our former Corporate Controller, recently was appointed as our new Chief Financial Officer in place of Victor Lee, who left the Company to pursue another opportunity. As a result, our success will depend in part on our ability to manage these management changes. Moreover, if we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of small panel display drivers, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel in our product design team.
     Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.
     We recently announced our intention to expand our operations to include LED, audio and touch technology products. As a result of these new ventures, we will increase the scope and complexity of our operations and expand our workforce. This growth will likely place a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.
     Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.
     We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2007, we had six U.S. patent applications pending, twenty foreign patent applications pending and had been issued four U.S. patents and four Korea patents relating to our display driver products and technology. In addition, we have filed ten U.S. patent applications and five foreign patent applications relating to our audio products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
     Our accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. As we seek to expand our customer base, it is possible that new customers may expose us to greater credit risk than our existing customers. Accounts receivable owed by foreign customers may be difficult to collect. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may be required to defer revenue recognition on sales to affected customers, which could adversely affect our operating results. We may have to record additional allowances or write-offs and/or defer revenue on certain sales transactions in the future, which could negatively impact our financial results.
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

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 22% of our outstanding common stock as of June 30, 2007. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and companies and accounting firms lack significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur, increased expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we have experienced during the first half of 2007. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on June 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on The NASDAQ National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have used approximately $8 million of the net proceeds from the offering for the Mondowave acquisition that occurred in February 2007. We invested the remaining net proceeds in short-term, investment grade, interest-bearing instruments.
Issuer Purchases of Equity Securities (in thousands, except per share amount)

	Total	Average	Total Number of	Approximate Maximum
	Number of	Price	Shares Purchased	Number Of Shares that
	Shares	per	as Part of Publicly	May Yet Be
Period	Purchased	Share	Announced Plans (1)	Purchased Under the Plans (1)
April 1, 2007 to June 30,	499	$3.51	499	2,001

(1)	In January 2007, our Board of Directors authorized the purchase of up to 2.5 million shares of common stock in open or negotiated transactions until December 31, 2007. During the second quarter we repurchased and retired approximately 499 thousand shares for an aggregate purchase price of $1.7 million.
ITEM 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held at the Company’s Sunnyvale, California headquarters on June 6, 2007, the following proposals were adopted by the votes indicated below. Proxies for the Annual Meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitation.
Proposal 1: The election of two directors to serve for a three-year term until the Company’s 2010 Annual Meeting of Stockholders. The results of the voting were as follows:

Nominee	For	Withheld
Kenneth Goldman	23,429,264	1,331,638
Douglas McBurnie	23,428,164	1,332,738

Proposal 2: The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007 was ratified by the following vote:

			Broker
For	Against	Abstain	Non-votes
24,044,698	703,205	12,999	—
ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1+	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2007	LEADIS TECHNOLOGY, INC.
/s/ JOHN K. ALLEN
John K. Allen
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1+	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.