Form 10-Q
period 2007-09-30
LEADIS TECHNOLOGY INC
filed 2007-11-08
CIK 1130626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2007, 28,787,098 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$34,471	$62,697
Short-term investments	44,016	43,845
Accounts receivable, net	9,043	17,399
Inventories	4,169	7,024
Income taxes receivable and deferred tax assets	2,684	3,087
Restricted cash	2,559	—
Prepaid expenses and other current assets	1,046	1,411

Total current assets	97,988	135,463
Property and equipment, net	4,497	4,160
Goodwill	2,867	281
Intangible assets, net	3,841	—
Other assets	845	825

Total assets	$110,038	$140,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,085	$19,623
Income taxes payable	70	2,342
Deferred margin	139	383
Other accrued liabilities	5,564	3,805

Total current liabilities	12,858	26,153
Income taxes payable	2,240	—
Other noncurrent liabilities	1,320	539

Total liabilities	16,418	26,692

Commitments
Stockholders’ equity:
Common stock	27	29
Additional paid-in capital	106,924	107,853
Accumulated other comprehensive income	1,314	1,228
Retained earnings (accumulated deficit)	(14,645)	4,927

Total stockholders’ equity	93,620	114,037

Total liabilities and stockholders’ equity	$110,038	$140,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$9,943	$22,312	$33,349	$77,306
Cost of sales (1)	8,857	19,443	29,834	67,686

Gross profit	1,086	2,869	3,515	9,620

Operating expenses:
Research and development (1)	5,391	3,797	13,230	10,824
Selling, general and administrative (1)	4,318	3,316	11,150	10,841
Amortization of intangible assets	627	—	1,463	—
In-process research and development	500	—	1,820	—

Total operating expenses	10,836	7,113	27,663	21,665

Operating loss	(9,750)	(4,244)	(24,148)	(12,045)
Interest and other income (expense), net	997	1,126	3,319	3,041

Loss before income taxes	(8,753)	(3,118)	(20,829)	(9,004)
Benefit from income taxes	(394)	(296)	(946)	(25)

Loss before cumulative effect of change in accounting principle	(8,359)	(2,822)	(19,883)	(8,979)
Cumulative effect of change in accounting principle, net of tax	—	—	—	142

Net loss	$(8,359)	$(2,822)	$(19,883)	$(8,837)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.29)	$(0.10)	$(0.68)	$(0.31)

Basic and diluted net loss per share	$(0.29)	$(0.10)	$(0.68)	$(0.31)

Weighted-average number of shares used in computing basic and diluted per share amounts	28,973	28,935	29,225	28,716

(1)	Amounts include share-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$47	$116	$71	$368
Research and development	291	258	742	799
Selling, general and administrative	634	864	1,588	2,431
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(19,883)	$(8,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,070	942
Amortization	1,463	—
Provision for excess and obsolete inventory	1,229	1,260
Loss on purchase commitments	83	626
Deferred tax benefit	(1,774)	(489)
Cumulative effect of change in accounting principle	—	(142)
Share-based compensation	2,401	3,598
In-process research and development	1,820	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	8,435	(4,127)
Inventories	1,626	4,707
Taxes receivable	352	563
Prepaid expenses and other assets	353	282
Accounts payable	(12,539)	(2,961)
Accrued liabilities	1,580	501
Taxes payable	779	394
Other liabilities	(244)	(145)

Net cash used in operating activities	(13,249)	(3,828)

Cash flows from investing activities:
Sale or maturity of available for sale securities	35,845	28,916
Purchases of available for sale securities	(36,016)	(33,285)
Purchase of property and equipment	(566)	(923)
Acquisition of businesses, net of cash and cash equivalents acquired	(7,879)	—
Purchased in-process research and development	(500)	—
Restricted cash	(2,559)	—

Net cash used in investing activities	(11,675)	(5,292)

Cash flows from financing activities:
Proceeds from issuance of common stock	504	715
Repurchases of common stock	(3,837)	—

Net cash provided by (used in) financing activities	(3,333)	715

Effect of exchange rate changes on cash and cash equivalents	31	219

Net decrease in cash and cash equivalents	(28,226)	(8,186)
Cash and cash equivalents at beginning of period	62,697	72,801

Cash and cash equivalents at end of period	$34,471	$64,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The Company
     We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of mobile and other consumer products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in mobile consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, consumer audio, and touch technology products. Our revenue will predominantly come from our traditional display driver products through 2007. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We are incorporated in the state of Delaware.
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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or for any other future period. The balance sheet as of December 31, 2006 is derived from the audited financial statements as of and for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
     When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital, and the relevant discount rate. During the third quarter of 2007, based on the decline in our market capitalization relative to the carrying value of our assets, we undertook an impairment review of our intangible assets, long-lived assets and goodwill. We derived our required cash flow estimates from our internal business plans and used independent appraisals as appropriate to determine fair value. In our estimation, the implied fair value of the assets and goodwill exceeds our carrying value and so we recorded no impairment in the third quarter. If actual results are not consistent with our assumptions used in estimating these cash flows and fair value, we may be required to record impairment losses that could be material to our results of operations.
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
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Loss before cumulative effect of change in accounting principle, basic and diluted	$(8,359)	$(2,822)	$(19,883)	$(8,979)

Net loss	$(8,359)	$(2,822)	$(19,883)	$(8,837)

Denominator:
Total shares, basic	28,973	28,935	29,225	28,716

Effect of dilutive securities:
Stock options	—	—	—	—
Unvested shares subject to repurchase	—	—	—	—

Total shares, diluted	28,973	28,935	29,225	28,716

Loss per share before cumulative effect of change in accounting principle, basic and diluted	$(0.29)	$(0.10)	$(0.68)	$(0.31)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per share, basic and diluted	$(0.29)	$(0.10)	$(0.68)	$(0.31)

     The per share effect of the cumulative effect of change in accounting principle for the nine months ended September 30, 2006 was less than $0.005.
       The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	September 30,
	2007	2006
Stock options	6,801	5,870
Unvested restricted stock awards	200	—
Unvested shares subject to repurchase	4	56

Comprehensive loss, net of tax

     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss, as reported	$(8,359)	$(2,822)	$(19,883)	$(8,837)
Foreign currency translation adjustment	6	107	56	346
Unrealized gain on available for sale securities	35	43	30	67

Comprehensive loss	$(8,318)	$(2,672)	$(19,797)	$(8,424)

     The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	September 30,	December 31,
	2007	2006
Unrealized gain on available for sale securities, net of tax	$49	$19
Cumulative translation adjustment	1,265	1,209

Accumulated other comprehensive income	$1,314	$1,228

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

     The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of February 28, 2007:

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

     In addition to $8.1 million net assets acquired, we are obligated to pay retention bonuses of $5.0 million over the next two years to former Mondowave employees as well as earn out bonuses up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with the Company over the next two years. We have deposited $2.5 million of cash in an account for the retention bonuses to be paid to designated former Mondowave employees upon the first anniversary of the acquisition close, pursuant to the terms of the acquisition agreement. The $2.5 million plus accumulated interest is presented as restricted cash on the condensed consolidated balance sheet.
     The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 include the results of operations of Mondowave commencing as of the acquisition date.
     The following supplemental pro forma financial information summarizes the combined results of operations for the Company and Mondowave as though the companies had been combined at the beginning of each period presented. The in-process research and development charge is included in the results for 2007.
     (in thousands, except per share amounts):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$9,943	$22,427	$33,851	$79,165
Loss before cumulative effect of change in accounting principle	$(8,359)	$(3,077)	$(19,745)	$(8,362)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$142
Net loss	$(8,359)	$(3,077)	$(19,745)	$(8,220)
Net loss per share — basic and diluted	$(0.29)	$(0.11)	$(0.68)	$(0.29)

     On September 21, 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation, a privately held analog semiconductor company. The Nuelight technology shows potential to significantly improve the manufacturing yields for Active Matrix Organic Light Emitting Diode, or AM-OLED, displays and extend their lifetime by correcting image sticking. As the acquired technology has not yet reached technical feasibility and no alternative uses exist, the full purchase price was expensed to in-process research and development upon acquisition.
NOTE 3—INTANGIBLE ASSETS:
     As discussed in Note 2, Business Acquisition, we acquired Mondowave Inc. in the first quarter of 2007, resulting in acquisition-related intangible assets. Acquisition-related intangible assets at September 30, 2007 consist of the following (in thousands):

	Gross	Accumulated	Net
	Assets	Amortization
		(in thousands)
Developed technology	$4,440	$(1,295)	$3,145
Non-compete covenant agreements	864	(168)	696

Total acquisition-related intangible assets	$5,304	$(1,463)	$3,841

     Amortization expense of acquisition-related intangible assets was $0.6 million and $1.5 million for the three and nine month periods ended September 30, 2007. Estimated future amortization expense related to acquisition-related intangible assets at September 30, 2007 is as follows:

Future amortizations:	(in thousands)
2007	$627
2008	2,508
2009	658
2010	48

Total	$3,841

NOTE 4—INVENTORIES:

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$2,787	$4,307
Work-in-progress	1,382	2,717

	$4,169	$7,024

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
     We recorded a benefit from income taxes of $0.9 million and $25,000 for the nine months ended September 30, 2007 and 2006, resulting in effective tax rates of 5% and 0% for the respective periods. The income tax provision for the nine months ended September 30, 2007 included a benefit of $0.2 million related to prior year taxes. Excluding the impact of the

$0.2 million tax benefit, we anticipate the full year 2007 effective tax rate to be approximately 3.6%. Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.”
     Our net loss included share-based compensation, IPR&D, and amortization of acquisition-related intangible assets as nondeductible expenses. We incurred share-based compensation expense of $2.4 million for the nine months ended September 30, 2007 and $3.6 million for the nine months ended September 30, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. We also incurred IPR&D cost of $1.3 million and amortization of acquisition-related intangible assets of $1.5 million for the nine months ended September 30, 2007, as a result of our acquisition of Mondowave Inc. These nondeductible share-based compensation expenses and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 2% and 9% for the nine months ended September 30, 2007 and 2006, respectively.
      We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During 2006, we established valuation allowances of approximately $0.4 million for the deferred tax assets in the U.S, and in the third quarter of 2007, we established a valuation allowance of approximately $0.6 million for the Company’s California state deferred tax assets, increasing our income tax expense. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In connection with the purchase accounting resulting from the acquisition of Mondowave Inc. during the first quarter of 2007, we recorded deferred tax liabilities of approximately $1.5 million. This deferred tax liability is the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceed our deferred tax assets, the valuation allowance previously recorded was reversed, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liability will be reduced in future periods as the identified intangible assets are amortized.
     We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions. This amount included $0.2 million of interest and penalties. During the first nine months of 2007, we increased our unrecognized tax benefits to approximately $2.2 million, of which $2.2 million, if recognized, would impact our effective tax rate. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. The company believes it is reasonably possible that a change to its unrecognized tax benefits could occur within twelve months, potentially impacting our net income (loss) by up to $0.8 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years remain subject to examination by federal tax authorities and the 2002 through 2006 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
NOTE 6—PRODUCT WARRANTY:
     Changes in our liability for product warranty, included in other accrued liabilities, during the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Balance, beginning of period	$928	$839
Accruals for warranty during the period	262	907
Settlements made during the period	(510)	(114)

Balance, end of period	$680	$1,632

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     A summary of stock option transactions for all stock option plans follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value

Balance, December 31, 2006	5,480	5,506	$3.78	5.52	$9,097

Authorized Options granted	(2,402)	2,402	$3.76
Options cancelled	296	(296)	$6.87
Options forfeited	351	(351)	$5.42
Exercises	—	(460)	$0.29

Balance, September 30, 2007	3,725	6,801	$3.79

Vested and expected to vest, September 30, 2007		6,206	$3.73	5.12	$5,040

Vested and exercisable, September 30, 2007		3,080	$3.07	4.78	$4,908
     The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $3.50 as of September 28, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at September 30, 2007 was 1.5 million shares.
     Total intrinsic value of options exercised was approximately $1.7 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively. Total cash received by the Company related to option exercises was approximately $0.1 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. We recorded no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $6.1 million related to options outstanding at September 30, 2007 will be recognized over a weighted-average period of approximately 2.4 years.
     Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at September 30, 2007 and vesting during the nine months then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Shares issued but unvested, December 31, 2006	24	$5.79
Vested	(20)	$9.45

Shares issued but unvested, September 30, 2007	4	$9.74

Restricted Stock Units
     In March 2007, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. As of September 30, 2007, 199,865 restricted stock units were outstanding, with grant-date fair value of $4.02 per share.
     The fair value of the restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2007, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan

     We issued 115,503 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the nine months ended September 30, 2007. Total unrecognized compensation cost of approximately $111 thousand related to shares to be issued under the ESPP will be recognized over a weighted average period of approximately six months.
Valuation and Expense Information under SFAS No. 123(R)
     We value share-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three and nine month periods ended September 30, 2007 and 2006 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term (years)	4.3	0.75	4.3	0.89
Volatility	47%	37%	53%	61%
Risk-free interest rate	4.3%	4.8%	4.5%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.44	$1.05	$1.93	$2.02

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
	Stock Options	ESPP	Stock Options	ESPP
Expected term (years)	4.5	0.75	4.3	0.91
Volatility	49%	47%	56%	71%
Risk-free interest rate	4.6%	4.6%	4.7%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.75	$1.35	$2.49	$2.51
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

     We recorded $2.4 million and $3.6 million in share-based compensation expense during the nine months ended September 30, 2007 and 2006, respectively.
 NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     We have one reportable segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
     As of September, 2007 and December 31, 2006, 12% and 7%, respectively, of our long-lived tangible assets were maintained in the United States. The remaining long-lived assets at each period were located in our international locations, primarily Korea.
     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

China	66.7%	84.8%	54.5%	84.4%
Korea	1.1%	8.9%	4.6%	9.4%
Taiwan	8.4%	3.7%	7.6%	4.9%
Japan	23.8%	2.6%	33.3%	1.3%

Total revenue	100.0%	100.0%	100.0%	100.0%

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
     Although some of our products are suitable for use in other consumer electronic device markets, we have to date realized most of our sales to the mobile handset market. The mobile handset market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from two to three years, continually evolving mobile handset specifications, and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, mobile handset manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.
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
     Our 2006 and year-to-date 2007 revenue was derived primarily from sales of color super twisted nematic, or CSTN, and thin film transistor, or TFT, display driver devices. Over the past few years the market has migrated to TFT devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, resulting in lack of design wins and harm to our business. As a result, we had insufficient design wins in 2006 and our revenue in the first nine months of 2007 decreased as compared to the prior year. Our net loss in 2007 has increased due to lower gross margins, the additional operating expenses incurred related to our acquisition of Mondowave Inc., and the costs of additional headcount to support our other new business initiatives. We are focusing our display driver new product development efforts on TFT, AM-OLED and other innovative display technologies. We are also investing in new process technology efforts to enable us to design our newer products to a smaller die size, thereby reducing the manufacturing cost per unit. The timely introduction of new products with smaller die sizes is essential to improving gross margins on our products.
     We currently expect 2007 sales to be lower than 2006 sales, resulting in a larger net loss for 2007. Our 2007 design wins have not yet entered volume production, and one of our high volume programs is ramping down more quickly than we experienced with previous programs. We did not generate sufficient design wins in 2006 to compensate for the expected sales declines on our legacy products. Our revenue reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. We believe TFT devices provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in TFT devices nor that we will be able to sell our products at higher margins.
     We expect our operating expense base to continue to increase in the fourth quarter of 2007 as a result of hiring to support our new business initiatives. We are moving some of our research and development focus into new product areas, including LED drivers, consumer audio applications and touch technology sensors. Our expansion into consumer audio is the result of the Mondowave acquisition. We believe this diversification provides us a better opportunity for long-term profitable growth. However, we cannot assure you that our development efforts in these areas will be successful. We expect that revenue in 2007 from these efforts will be modest.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, asset impairment, income taxes, share-based compensation, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
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
     When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital, and the relevant discount rate. During the third quarter of 2007, based on the decline in our market capitalization relative to the carrying value of our assets, we undertook an impairment review of our intangible assets, long-lived assets and goodwill. We derived our required cash flow estimates from our internal business plans and used independent appraisals as appropriate to determine fair value. In our estimation, the implied fair value of the assets and goodwill exceeds our carrying value and so we recorded no impairment in the third quarter. If actual results are not consistent with our assumptions used in estimating these cash flows and fair value, we may be required to record impairment losses that could be material to our results of operations.

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

Results of Operations
     Total revenue for the third quarter of 2007 was $9.9 million, compared to $22.3 million in the same quarter of 2006. Unit shipments for the third quarter of 2007 were 13.2 million units, compared to 24.8 million units in the same quarter of 2006. Compared to the immediately prior quarter ended June 30, 2007, total revenue for the third quarter of 2007 increased 2% with unit shipments increasing 12%. Our decreased sales in the third quarter of 2007 compared with the third quarter of 2006 was the result of too few design wins in 2006 combined with sales declines on legacy products. This reduction also reflects our transition to a greater focus on TFT product development rather than CSTN development. For the quarter, our gross profit decreased by $1.8 million as compared to the third quarter of 2006, while our gross margin decreased to 11% as compared to 13% in the third quarter of 2006. Our average selling prices declined 16% in the third quarter of 2007 as compared to the third quarter of 2006, with lower prices on CSTN products. Operating expenses increased $3.7 million to $10.8 million in the third quarter of 2007 as compared to $7.1 million in the same quarter in 2006. The increase was primarily due to additional headcount, amortization of intangible assets and accrued retention bonus expenses recorded as a result of the acquisition of Mondowave, as well as hiring to support our new business initiatives. We incurred a net loss of $8.4 million in the quarter ended September 30, 2007, as compared to a net loss of $2.8 million in the same quarter of 2006.
     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of sales	89	87	89	88

Gross profit	11	13	11	12

Operating expenses:
Research and development	54	17	40	14
Selling, general and administrative	44	15	34	14
Amortization of intangible assets	6	—	4	—
In-process research and development	5	—	6	—

Total operating expenses	109	32	84	28

Operating loss	(98)	(19)	(73)	(16)
Interest and other income, net	10	5	10	4

Loss before taxes	(88)	(14)	(63)	(12)

Benefit from income taxes	(4)	(1)	(3)	—

Net loss	(84)%	(13)%	(60)%	(12)%

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Revenue	$9,943	$22,312	(55)%	$33,349	$77,306	(57)%
     Total revenue was $9.9 million in the three months ended September 30, 2007, a decrease of $12.4 million, or 55%, as compared to the three months ended September 30, 2006, primarily due to fewer units shipped and lower average selling prices. We shipped approximately 13.2 million units in the third quarter of 2007, which represented a decrease of 47% compared to the approximately 24.8 million units we shipped in the third quarter of 2006. We gained very few high volume design wins during 2006, leading to declines in our 2007 revenue. Additionally, some of our design wins in 2006 have generated less revenue than previously anticipated with legacy products shipments declining faster than we expected. These events resulted in the large decline in units shipped. Our average selling price declined from $0.90 in the third quarter of 2006 to $0.76 in the third quarter of 2007. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end mobile handsets. In addition, this average selling price decline is caused by an increase in lower priced STN sales as a percentage of total sales for the comparable periods. We expect revenue to decline to between $6 million and $7 million in the fourth quarter of 2007 as a result of further declines in units shipped, with initial revenue from 2007 design wins not commencing until first quarter of 2008.
     Revenue decreased 57% to $33.3 million in the nine months ended September, 2007 as compared to $77.3 million in the nine months ended September 30, 2006. Units shipped decreased 45% in the first nine months of 2007 as compared to the first nine months of 2006. Our average selling price declined 21% from $1.05 in the first nine months of 2006 to $0.83 in the first nine months of 2007, reflecting the price erosion discussed in the previous paragraph.
     Compared to the immediately prior quarter ended June 30, 2007, revenue in the third quarter of 2007 increased 2%. Unit shipments rose 12% but our average selling price decreased 9%. Our STN sales increased as a percentage of total revenue from 73% in the second quarter to 88% in the third quarter. We currently expect sales in 2007 to decrease significantly as compared to 2006 sales. Some of our 2006 design wins have generated less revenue than anticipated and have not compensated for expected sales declines in older products. While 2007 design wins and the resulting new product introductions in 2008 may improve our sales outlook for 2008, we cannot assure you that these new introductions will occur in a timely manner, nor can we assure you that these new introductions will generate sufficient sales to offset declines in older products. We currently expect only modest revenue contributions from our new LED and audio products and no revenue contribution from our touch technology product initiatives in 2007.
     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Nine Months Ended		Receivable at
	September 30,		September 30,		September 30,	December 31,
	2007	2006	2007	2006	2007	2006
TPO Displays Corp. **	67%	34%	50%	31%	72%	42%
Rikei Corp.	24%	*	33%	*	22%	17%
Samsung SDI	*	42%	*	34%	*	16%
AU Optronics Corp.	*	14%	*	25%	*	15%

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented.
     Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2006 and the first nine months of 2007, our top four customers, TPO Displays Corporation, Rikei Corporation, Samsung SDI Co.and AU Optronics Corporation accounted for approximately 92% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. For example, in the first quarter of 2007, we announced that we would not continue to supply a large CSTN program at Samsung SDI Co. The loss of this program had a significant impact on our revenue for the first three quarters of 2007.
     During the third quarter of 2007, our largest customers were TPO Displays Corporation and Rikei Corporation, which collectively accounted for approximately 91% of our revenue. Rikei is a distributor that sells our products to customers in Japan. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Gross profit	$1,086	$2,869	(62)%	$3,515	$9,620	(63)%
% of revenue	11%	13%		11%	12%
     Gross profit decreased $1.8 million, or 62%, for the three months ended September 30, 2007 as compared to the same period in 2006, while gross margin decreased to 11% from 13% in the same period in 2006. Gross margin generally varies with product mix, selling price and unit costs. The gross margin decrease in the three months ended September 30, 2007 compared with the same period in 2006 was due to the lower revenue base to absorb fixed cost as well as average selling prices which declined more rapidly than manufacturing cost reductions.
     Gross profit decreased $6.1 million, or 63%, for the nine months ended September 30, 2007 as compared to the same period in 2006, and gross margin declined from 12% to 11%. Costs of manufacturing operations were largely unchanged. During the first nine months of 2007 as compared to the first nine months of 2006, units shipped declined by 45% but material costs declined by 38%. We continue to rely on sales of products that were designed and manufactured on older process technology, which negatively impacts our gross margins as selling prices decline. We currently expect gross margins to decline slightly in the fourth quarter of 2007 as compared to the third quarter.
Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Research and development	$5,391	$3,797	42%	$13,230	$10,824	22%
% of revenue	54%	17%		40%	14%

     Research and development expenses increased $1.6 million, or 42%, and increased as a percentage of revenue in the quarter ended September 30, 2007 as compared to the same period of 2006. Research and development expenses include share-based compensation expense of $0.3 million in each of the third quarters of 2007 and 2006. The higher research and development expenses in the third quarter of 2007 were primarily due to $1.4 million of additional labor and recruiting expenses, with headcount increases to support our new product development efforts as well as retention bonuses for the employees who joined as a result of the Mondowave acquisition. We also incurred $0.5 million in additional general office costs, consulting, depreciation and increased software expenses in support of our engineering efforts. These increases were partially offset by a $0.5 million reduction in pre-production wafer manufacturing costs, largely due to more efficient utilization and the timing of wafer qualification activities.
     Research and development expenses increased $2.4 million, or 22%, and increased as a percentage of revenue for the nine months ended September 30, 2007 as compared to the same period of 2006. The increased research and development expenses were primarily due to $2.6 million of additional labor expense to support our new product development efforts as well as retention bonuses for the employees who joined as a result of the Mondowave acquisition. We also incurred $1.3 million in additional general office costs, consulting, depreciation and increased software expenses in support of our engineering efforts. Partially offsetting these increases was a $1.7 million reduction in pre-production wafer manufacturing costs due to more efficient utilization and the timing of wafer qualification activities. We expect research and development expenses to increase in the fourth quarter of 2007 due to additional labor costs and wafer mask costs as we invest in development of new products.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$4,318	$3,316	30%	$11,150	$10,841	3%
% of revenue	44%	15%		33%	14%
     Selling, general and administrative expenses in the third quarter of 2007 increased $1.0 million or 30% compared to the same period in 2006. We experienced increases of $1.0 million related to additions of headcount and external sales representative staff plus higher travel and marketing collateral costs to support our new businesses. A credit of $0.3 million was recorded to bad debt expense in the third quarter of 2006 which was not repeated in 2007. Offsetting these increases, share-based compensation expense decreased $0.2 million and legal costs declined $0.1 million in the third quarter of 2007 compared to the same period in 2006.
     Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $0.3 million compared to the same period in 2006. Labor expenses related to additional headcount and travel increased $1.5 million, but were offset by lower share based compensation costs of $0.8 million. Selling, general and administrative expenses are expected to increase in the fourth quarter of 2007 as a result of additional hiring to support sales and marketing activities required for our newer business initiatives.
In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
In-process research and development	$500	—	100%	$1,820	—	100%
% of revenue	5%	—		5%	—

Amortization of intangible assets	$627	—	100%	$1,463	—	100%
% of revenue	6%	—		4%	—

     We commenced amortization of intangible assets related to the acquisition of Mondowave in the first quarter of 2007. These intangible assets include developed and core technology and non-compete covenant agreements. These acquired intangible assets are amortized using the straight line method over their expected useful lives, which range from two to three years.
     We recorded $1.3 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, as of the date of the Mondowave acquisition. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable. We currently expect the Mondowave in-process development projects to be completed in the fourth quarter of 2007 or first half of 2008, although we cannot assure you that these projects will be successfully completed nor that they will result in products achieving market acceptance. We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects, or, if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.
     On September 21, 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation. The Nuelight technology shows potential to improve the manufacturing yields and overcome image sticking in AM-OLED displays. As the acquired technology has not yet reached technical feasibility and no alternative uses exist, the full purchase price was expensed to in-process research and development upon acquisition. We expect the Nuelight development projects to be completed by the third quarter of 2008, although we cannot assure you that these projects will be successfully completed nor that they will result in products achieving market acceptance.

Interest and Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Interest and Other Income (Expense), net	$997	$1,126	(11)%	$3,319	$3,041	9%
     Interest and other income (expense), net in the three months ended September 30, 2007 decreased $0.1 million or 11% compared to the same period in 2006. Interest income declined by $0.2 million due principally to lower average cash and investment balances. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred smaller losses on foreign currency hedging transactions in the quarter ended September 30, 2007 as compared to the same period in 2006
     Interest and other income (expense), net in the nine months ended September 30, 2007 increased $0.3 million compared to the same period in 2006. We earned interest income of $3.4 million in the nine months ending September 30, 2006 and $3.5 million in the same period of 2007. The interest income in 2007 reflects higher average interest rates, partially offset by lower average cash and investment balances. We incurred smaller losses on foreign currency hedging transactions in the nine months ended September 30, 2007 as compared to the same period in 2006.
Benefit from Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
	(in thousands)			(in thousands)
Benefit from income taxes	($394)	($296)	33%	($946)	($25)	3,684%
Effective tax rate	5%	9%		5%	0%
% of revenue	(4)%	(1)%		(3)%	0%
     We recorded a benefit from income taxes of $0.4 million for the three months ended September 30, 2007 and a benefit of $0.3 million for the three months ended September 30, 2006, resulting in effective tax rates of 5% and 9% for the respective periods. Our effective tax rate in 2007 and 2006 is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” Our net loss includes share-based compensation expense of $1.0 million for the three months ended September 30, 2007 and $1.2 million for the three months ended September 30, 2006. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. We also incurred amortization of intangible assets of $0.6 million for the three months ended September 30, 2007, as a result of our acquisition of Mondowave. These nondeductible share-based compensation and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 2% and 2% for the three months ended September 30, 2007 and 2006, respectively.
     We recorded a benefit from income taxes of $0.9 million and $25,000 for the nine months ended September 30, 2007 and 2006, resulting in effective tax rates of 5% and 0% for the respective periods. The income tax provision for the nine months ended September 30, 2007 included a benefit of $0.2 million related to prior year taxes. Excluding the impact of the $0.2 million tax benefit, we anticipate the full year 2007 effective tax rate to be approximately 3.6%. Our expected tax rate for the full year 2007 may change as we explore tax planning opportunities available to the Company. Our net loss includes share-based compensation expense of $2.4 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. We also incurred in-process research and development cost of $1.3 million, amortization of intangible assets of $1.5 million, and retention bonus accruals of $1.5 million for the nine months ended September 30, 2007, as a result of our acquisition of Mondowave. These nondeductible share-based compensation and Mondowave acquisition-related charges unfavorably impacted our effective tax rate by approximately 2% and 9% for the nine months ended September 30, 2007 and 2006, respectively.
     We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits from current to noncurrent liabilities, as we do not expect these liabilities to be settled within

12 months. Our unrecognized tax benefits were approximately $1.7 million at January 1, 2007 and relate to U.S., state and various foreign jurisdictions. This amount included $0.2 million of interest and penalties. During the first nine months of 2007, we increased our unrecognized tax benefits to approximately $2.2 million, of which $2.2 million, if recognized, would impact our effective tax rate. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. The company believes it is reasonably possible that a change to its unrecognized tax benefits could occur within twelve months, potentially impacting our net income (loss) by up to $0.8 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
     We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During the third quarter, we established a valuation allowance of approximately $0.6 million for the Company’s California state deferred tax assets, increasing our income tax expense. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2006 tax years remain subject to examination by federal tax authorities and the 2002 through 2006 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2001 through 2006 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Net cash used in operating activities	$(13,249)	$(3,828)
Net cash used in investing activities	(11,675)	(5,292)
Net cash provided by (used in) financing activities	(3,333)	715

     Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $109.3 million at December 31, 2006 to $85.1 million at September 30, 2007. Cash, cash equivalents, short-term investments and restricted cash at September 30, 2007 totaled $81.1 million, which was $25.5 million lower than the balance as of the end of 2006. The declines in working capital and cash, cash equivalents, short-term investments and restricted cash were due primarily to our net loss for the nine months ended September 30, 2007, and secondarily due to our acquisitions of Mondowave and the intellectual property of Nuelight.
     Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2007, compared to $3.8 million for the nine months ended September 30, 2006. Net loss was $19.9 million for the nine months ended September 30, 2007 and $8.8 million for the nine months ended September 30, 2006.
     Accounts receivable decreased $8.4 million in the nine months ended September 30, 2007 and increased $4.1 million in the nine months ended September 30, 2006. The decrease in 2007 and the increase in 2006 correspond to the decrease and increase in revenue in the respective periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 83 at September 30, 2007 and 77 at September 30, 2006. We expect days of sales outstanding typically to range from 60 to 90 days.
     Inventory decreased by $1.6 million in the nine months ended September 30, 2007 and decreased by $4.7 million in the nine months ended September 30, 2006. The decrease in 2007 reflects our lower sales outlook for the fourth quarter of 2007, requiring less inventory on hand as we enter the next quarter. The decrease in 2006 was primarily due to sales activity surpassing production volumes in the nine month period. In particular, inventory quantities of STN devices declined on the increase in the sales in the third quarter of 2006. Our annualized inventory turns were 9.5 for the nine months ended September 30, 2007 as compared to 12.6 for the nine months ended September 30, 2006, reflecting inventory sell-off in 2006. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.

     Accounts payable, other accrued liabilities and taxes payable decreased $10.4 million and $2.2 million in the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 was the result of declines in inventory purchases in the nine months ended September 30, 2007 with lower year-to-date revenue.
     Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $5.3 million in the nine months ended September 30, 2006. This use of cash for the nine months ended September 30, 2007 was primarily related to $8.0 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.6 million and $0.9 million of property and equipment in the nine months ended September 30, 2007 and 2006, respectively. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $0.2 million and $4.4 million in the first nine months of 2007 and 2006, respectively. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents.
     Net cash used in financing activities was $3.3 million for the first nine months of 2007 and net cash provided by financing activities was $0.7 million for the first nine months of 2006. In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. Purchases may be made at management’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions, as conditions permit. While we cannot assure you that any or all of the shares authorized for repurchase will be purchased, our cash flow will be negatively impacted if and to the extent shares are purchased. We purchased approximately 1.1 million shares at a total cost of $3.8 million during the nine months ended September 30, 2007. Proceeds from issuance of common stock under our stock option and stock purchase plans were $0.5 million and $0.7 million during the first nine months of 2007 and 2006, respectively.
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
     In June 2007, we purchased electronic design automation software. Payments for this software are treated as capital lease obligations totaling $0.2 million in the next 12 months and $0.5 million in long term obligations. In August, 2007, we entered into a lease amendment under which we leased an additional 2,999 square feet of office space at our existing facility in Sunnyvale, CA. The incremental monthly cost of this lease amendment is approximately $9 thousand per month starting in September of 2007. Other than these leases and obligations related to our acquisition and income taxes disclosed in the notes to financial statements in this Form 10-Q filing, there are no material changes in our obligations and commitments to make future payments from those included in our Annual Report on Form 10-K filed on March 12, 2007.
     We believe that our cash and short term investments will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology or business, may result in increased expenses and the need for additional cash to fund these new requirements as well as our ongoing business activities. We continue to evaluate potential strategic acquisitions of all or part of another company, and while no acquisition is currently planned we may make such acquisitions in the future. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
     Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $77.7 million as of September 30, 2007, and have a weighted average interest rate of approximately 5.3%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
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
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
     There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on the effectiveness of controls.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. However, due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
     Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the mobile handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2006 and the first nine months of 2007, our top four customers, AU Optronics, Rikei Corporation, Samsung SDI Co, and TPO Displays Corporation, accounted for approximately 92% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.
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
     Until recently, our products have been display drivers for small panel displays used in mobile handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. For example, in the first quarter of 2007 we announced our intention to develop and sell light emitting diode, or LED, drivers and touch technology sensor products. We recorded our first sales of LED drivers in the third quarter of 2007. We also recently acquired Mondowave Inc., a developer of semiconductor products for consumer audio applications, which we expect to generate initial sales later this year, or in the first half of 2008. We have increased our operating expenses and will likely continue to expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We currently expect only modest revenue contributions in 2007 from our new LED and audio product initiatives and no revenue contribution from our touch technology product initiatives. We may experience unforeseen difficulties and delays in developing these products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.
     We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.
     As part of our growth and product diversification strategy, we evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. For example, in the first quarter of 2007 we acquired Mondowave Inc., a privately-held semiconductor company specializing in consumer audio applications. In the third quarter of 2007 we acquired the intellectual property of Nuelight Corporation, including technology that shows potential to improve manufacturing yields in Active Matrix Organic Light Emitting Diode or AM-OLED displays. The acquisition of Mondowave, the Nuelight technology and any acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:
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
     Our future success will depend on our ability to develop new display drivers, LED drivers, audio components and touch sensor products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the mobile handset manufacturers, making it more difficult for us to influence or predict future technology requirements. Once a display module manufacturer or mobile handset manufacturer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
     Successful product development and market acceptance of our products depend on a number of factors, including:
•	accurate prediction of changing requirements of customers within the mobile device and small panel display markets;

•	timely completion and introduction of new designs, including low-cost versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	the prices at which we are able to offer our products;

•	quality, performance, power use and size of our products as compared to competing products and technologies;

•	successful integration of the display module, including components supplied by other suppliers;

•	commercial acceptance and commercial production of the devices into which our products are incorporated;

•	achievement of acceptable manufacturing yields;

•	interoperability of our products with other display module components;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	our ability to retain, train and manage new suppliers and sales representatives and distributors;

•	mobile service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.
     We cannot assure you that products we recently developed, such as our new PowerLite™ LCD display drivers, LED drivers and audio products or other products we may develop in the future, will achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of design wins have harmed our financial results in the first nine months of 2007. While new display driver design wins in the first nine months 2007 may improve our long-term sales outlook, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.
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
     The mobile electronic device market, and in particular the mobile handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of mobile handset components, including display modules and display drivers. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $0.90 in the third quarter of 2006 to $0.76 in the third quarter of 2007. As display driver prices vary by technology, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.
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
     Nearly all of our revenue is generated from sales of display drivers for use in mobile handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products also will be for use in mobile handsets. The mobile handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving mobile handset specifications. If we, our customers or mobile handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. For example, a faster than anticipated ramp down of a mature program in 2007 has negatively impacted our revenue. Our business is also dependent on the broad commercial acceptance of the mobile handsets into which our drivers are incorporated. Even though we may achieve design wins, if the mobile handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.
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
     Although we realized net income of approximately $12.8 million and $17.6 million for the years ended December 31, 2003 and 2004, respectively, we incurred net losses of $11.4 million and $11.9 million in 2005 and 2006, respectively, and incurred a net loss of $19.9 million in the first nine months of 2007. We expect to incur additional operating expenses in the next several quarters in connection with the development and expansion of our business to new products and markets. Consequently, we expect to incur a net loss for the next several quarters. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis.
     Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.
     In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. For example, our annual revenue grew 970% in 2003 and 78% in 2004, but declined 57% in 2005. While our revenue increased 58% in 2006 compared to 2005, we have experienced a 57% decline in revenue in the first nine months of 2007 compared to the same period in 2006. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.
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
     Our products are highly complex and have contained, and may in the future contain, undetected errors or failures when first introduced or as new revisions are released. If we deliver products with errors or defects, we may incur additional development, repair or replacement costs, our margin rates will suffer, and our credibility and the market acceptance of our products could be harmed. Defects in our products could also lead to liability as a result of lawsuits against us or our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.
     Our products must interoperate with the display module components supplied to our customers by other suppliers.
     Our small panel display drivers and LED driver products comprise only part of a complex display subassembly manufactured by our display module customers. As a result, these products must operate according to specifications with the other components in the subassembly. For example, in the subassembly our display drivers are attached to the display glass and must interoperate with the glass efficiently. If other components of the subassembly system fail to operate efficiently with our drivers, we may be required to incur additional development time and costs optimizing the interoperability of our drivers with the other components. Additionally, if other components of the subassembly contain errors or defects that cannot be corrected in a timely fashion, the display module customer may delay or cancel production of its modules, adversely impacting our sales.
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
     We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our display drivers or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.
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
     We expect potential competitors for our new audio products to include AKM Semiconductor, Inc., Cirrus Logic, Inc., Maxim Integrated Products, National Semiconductor, Rohm Electronics, Co. Ltd., Texas Instruments, STMicroelectronics and Wolfson Microelectronics plc.
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
     We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our products.
     We face significant risks associated with relying on third-party vendors, including:
•	reduced ability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	limited warranties on wafers or products supplied to us;

•	limited ability to obtain insurance coverage for business interruptions related to contractors;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials that foundries use to manufacture our products;

•	labor shortages or labor strikes;

•	political instability in countries where contractors are located; and

•	actions taken by our subcontractors that breach our agreements.

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
     Our corporate headquarters are located in California. In addition, a substantial portion of our engineering operations and the third-party contractors that manufacture, assemble and test our products are located in the Pacific Rim. The risk of losses due to an earthquake in California and the Pacific Rim is significant due to the proximity to major earthquake fault lines. The occurrence of earthquakes or other natural disasters could result in disruption of our operations and the operations of our foundry, assembly and test contractors.
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
     We recently announced our intention to expand our operations to include LED, audio and touch technology products. As a result of these new ventures, we have increased the scope and complexity of our operations and expanded our workforce. This growth places a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.
     Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.
     We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of September 30, 2007, we had seven U.S. patent applications pending, twenty-two foreign patent applications pending and had been issued four U.S. patents and four Korea patents relating to our display driver products and technology. In addition, we have filed eleven U.S. patent applications and five foreign patent applications relating to our audio products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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
     We believe our existing cash and marketable securities will be sufficient to meet our working capital, capital expenditures and other needs for at least the next twelve months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.
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
     We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 21% of our outstanding common stock as of September 30, 2007. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers and directors. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and companies and accounting firms lack significant experience in complying with its requirements. As a result, we have incurred, and expect to continue to incur, increased expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we have experienced during the first nine months of 2007. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
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
     These provisions may have the effect of entrenching our management team and may deprive shareholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on June 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on The NASDAQ National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have used approximately $8 million of the net proceeds from the offering for the Mondowave acquisition that occurred in February 2007 and $0.5 million to acquire the intellectual property of Nuelight Corporation. We invested the remaining net proceeds in short-term, investment grade, interest-bearing instruments.
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maxium Number of
	Total Number of	Average Price per	Part of Publicly	Shares that May Yet
Period	Shares Purchased	Share Paid	Announced Plans	Be Purchased
July 1, 2007 through July 31, 2007	52,783	$3.55	52,783	1,948,477
August 1, 2007 through August 31, 2007	543,862	$3.46	543,862	1,404,615
Total	596,645	$3.47	596,645	1,404,615
     In January 2007, our Board of Directors authorized the purchase of up to 2.5 million shares of our common stock in open or negotiated transactions until December 21, 2007. Under this program, as of September 30, 2007 we had repurchased and retired in the aggregate 1,095,385 shares of our common stock for an aggregate purchase price of approximately $3.8 million.
ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1	First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007	LEADIS TECHNOLOGY, INC.

/s/ JOHN K. ALLEN John K. Allen Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1	First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.