Form 10-K
period 2007-12-31
LEADIS TECHNOLOGY INC
filed 2008-03-17
CIK 1130626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-50770

Leadis Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0547089 (IRS Employer Identification No.)
800 W. California Avenue, Ste 200 Sunnyvale, CA (Address of principal executive offices)	94086 (Zip Code)
(408) 331-8600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2007, the last day of registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market was approximately $79.3 million. Shares of common stock held by each executive officer and director and by each person who is known to the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 29, 2008, the registrant had 29,086,906 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 4, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

LEADIS TECHNOLOGY, INC.

Form 10-K
For the Fiscal Year Ended December 31, 2007

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

Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs. While we have primarily focused on the portable handset market to date, we believe our new analog products will enable us to diversify into other markets. The initial focus of this diversification strategy will be on portable consumer electronic device markets, but we anticipate later expansion into non-portable and industrial markets as our product portfolios evolve. While we expect to generate design wins and revenue from our new product initiatives during 2008, we anticipate the sale of display drivers will continue to generate the majority of our revenue in 2008. During 2007, we shipped 48.5 million units of our display driver products and 0.4 million units of LED drivers. We recorded revenue of $39.6 million.

Our goal is to be a supplier of the most power-efficient analog and mixed-signal semiconductor products for portable consumer electronic devices. As a fabless semiconductor company, we focus on design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages while avoiding the potential customer conflicts of captive business models. To date, we have sold our products primarily to display module manufacturers, which incorporate our products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Sony Ericsson and Samsung Electronics Co., Ltd. As we expand our product portfolio to LED drivers, power management, touch technology and audio ICs, we expect our customer base will broaden to include MP3, personal media player (PMP) manufacturers and other consumer electronic markets, and that we will be selling directly to OEM and ODM manufacturers in addition to our historical display module customers.

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

Industry Overview

The market for portable devices requiring display, audio, LED and touch technologies is a large market consisting of products such as portable handsets, MP3/PMP players, personal data assistants, or PDAs, handheld games, and digital still cameras. According to a leading market research company, the number of small and medium sized displays (9” or less) shipped in 2007 was nearly four billion units. To date, our business has focused primarily on the portable handset market, which remains one of the largest portable device markets. We estimate approximately 1.1 billion portable handsets were sold in 2007, representing an increase of approximately 12% compared to 2006.

As portable device manufacturers continue to introduce new products with innovative technologies and applications, such as internet videos, digital photos, GPS and advanced gaming, the display has become an increasingly important feature of these devices. Every portable device display needs a display driver. While advances in materials used to manufacture displays have played an important role in display innovation, display drivers are the critical semiconductor components that enable display functionality. The performance characteristics of a display driver are critical to the quality and visual appeal of the images and text generated on the display and the power efficiency of the portable device. Color super twisted nematic liquid crystal displays, or CSTN LCDs, and thin film transistor liquid crystal displays, or TFT LCDs, are the dominant color display technologies for portable handsets. CSTN is primarily used for mid- to low-end portable handsets because of its cost advantage, and TFT is used primarily for mid- to high-end portable handsets based on better image quality, larger size and higher resolution. In 2007, approximately 60% of all portable handsets sold contained TFT displays. Organic light emitting diode, or OLED, technology, known for its excellent display quality, has penetrated the portable device market primarily serving the subdisplays on portable flip phones and the MP3 market based on passive matrix OLED, or PMOLED, technology initially. The penetration rate for PMOLED displays in the portable handset market has slowed in recent periods due to its relatively higher cost compared to CSTN and TFT displays, and limited size. OLED is now being reintroduced in the market based on active matrix OLED, or AMOLED, technology. AMOLED displays can be made for the main screen resolution for high-end handsets. While AMOLED displays are typically still more expensive than TFT displays, handset makers are introducing phones with AMOLED displays based on better display quality and thin form factor.

Small LCD displays require a backlight unit to supply the light illuminating the screen, and each backlight unit requires LED drivers. A leading market research firm estimated the total 2007 market for LED drivers to be $925 million, with LED drivers for portable handset backlighting representing approximately three quarters of the LED driver market.

A wide variety of portable consumer electronics, including portable phone handsets, MP3 players, digital cameras and set top boxes incorporate audio integrated circuits. Achieving high fidelity audio with low power consumption in a handset generally requires a digital-to-analog converter, or DAC, that is separate from the baseband processor, and a highly efficient headphone amplifier. We estimate that the number of portable handsets sold with built-in MP3 players doubled to 50% of all handsets by the second quarter of 2007. Low power consumption is highly desirable in these units as users restrict MP3 player use to conserve battery power for phone calls. All MP3 or portable media player (PMP) products include a headphone amplifier and approximately 40% utilize a DAC outside of the MP3 microprocessor.

Display Driver Product Solutions

We offer highly-integrated, single-chip mixed-signal display drivers targeting small panel displays supporting all major display technologies. While driving a large panel display requires multiple discrete integrated circuits, or ICs, such as a display controller, DC to DC converter, and row and column drivers, our small panel display drivers integrate both analog and digital functionality into a single mixed-signal system-on-a-chip, or SoC. To date, we have focused primarily on the portable handset market, but our display driver products are suitable for use in other consumer electronic devices, including MP3 players and PDAs. Leading handset manufacturers generally require displays with varying resolutions and levels of customization within each display technology, which results in a fragmented market. As a result, display driver suppliers must be able to supply a broad spectrum of display drivers in order to be successful in our market.

To increase the value proposition of our display driver products, we are incorporating innovative technology that helps optimize the performance of the display. Our new PowerLitetm products contain a dynamic backlight control (DBC) algorithm that optimizes power consumption of the LCD display module. In traditional LCD module operation, the LED-based backlight unit drives at full power regardless of image content. By carefully controlling the backlight power and LCD driving voltages, our PowerLitetm products can reduce the power consumption up to 50% without ambient light input and more than 50% depending upon the ambient light condition.

In the third quarter of 2007, we announced an agreement with VP Dynamics of Hong Kong to license their VPWtm RGBW technology for use in our display drivers. RGBW technology adds white (transparent) subpixels to form a proprietary 4 color RGBW display of square subpixels. Higher brightness can be obtained from the backlight through the white subpixels in the case of LCD displays, or from the reflection of the ambient light on the white subpixels area. The VPWtm engine, embedded in a display driver, further enhances the perceived resolution, colors and contrast, and the technology’s dual resolution driving mode further reduces power consumption in portable devices.

Our display driver product solutions for portable devices include the following:

TFT technology — Thin film transistor liquid crystal display, or TFT LCDs, have been widely used for large panel LCD applications such as notebook PCs, flat panel monitors and televisions. Use of TFT LCDs for small panel applications has gained market share quickly, particularly for mid- to high-end portable devices including portable handsets. We design, develop and market display drivers utilizing two types of TFT technology: amorphous silicon TFT (a-TFT) technology, which is now the most prevalent technology used in portable handsets, and low-temperature polysilicon (LTPS) TFT technology, an advanced form of TFT.

We currently offer 13 different TFT display drivers, and expect to introduce several new a-TFT and LTPS drivers in 2008. Our first new TFT product with our PowerLitetm solution, the LDS285, was introduced in the second quarter of 2007, and is expected to commence volume shipments in the first quarter of 2008. Sales of TFT display drivers accounted for 17% of revenue in 2007. We were awarded 15 design wins in 2007 on display drivers and expect that a significant portion of our 2008 display driver revenue will be generated from sales of a-TFT and LTPS products.

STN technology — Super twisted nematic liquid crystal display, or STN LCDs, is a widely used technology for small panel displays, particularly for displays used in portable handsets. In 2007, 74% of our revenue was derived from sales of CSTN display drivers. TFT technology has replaced STN as the dominant display technology, therefore we have and will continue to decrease our investment in STN products in favor of our TFT products, particularly those with innovative technology.

OLED technology — Organic light emitting diode, or OLED, technology, known for its excellent display quality, has penetrated the portable device market initially serving the subdisplays on portable flip phones and the MP3 market based on passive matrix OLED, or PMOLED, technology. The penetration rate for PMOLED displays in the portable handset market has slowed in recent periods due to its relatively higher cost compared to CSTN and TFT displays, and limited size. OLED is now being reintroduced in the market based on active matrix OLED, or AMOLED, technology. AMOLED displays can be made for the main screen resolution for high-end handsets. While AMOLED displays are still more expensive than TFT displays, handset manufacturers are introducing phones with AMOLED displays because they have better display quality and thin form factors. Adoption of AMOLED technology into high volume consumer markets has been hampered by major drawbacks such as poor manufacturing yields, image sticking, short life times, and differential color aging. In September 2007, we acquired technology from Nuelight Corporation that shows potential to improve AMOLED display panel manufacturing yields by correcting non-uniform brightness due to mura defects and improve the lifetime of such displays by correcting image sticking. We expect to design this technology into display driver products during 2008.

LED Driver & Power Management Product Solutions

Our initial LED driver products are focused on controlling the LED backlight of portable handsets to optimize power consumption. Small LCD displays require a backlight unit to supply the light illuminating the screen, and each backlight unit requires two to six LEDs. Historically, LED drivers have been functionally independent of the

LCD display drivers. However, as power savings becomes an increasingly significant factor in display module performance, communication between LED and LCD drivers becomes an essential requirement. Our existing line of LCD display drivers control the amount of backlight transmitted, facilitating the transformation of digital display data into visual images. Our new line of LED drivers will receive communication from the display driver and thereby control the intensity of the backlight unit required to render a high-quality image at the lowest power consumption levels. Combining our new family of LED drivers with our new PowerLitetm display drivers, we expect to be able to provide a system solution for display modules, achieving up to 50% power savings compared to current architectures.

We currently offer 12 LED driver products for portable backlighting applications. These devices are all high efficiency charge pumps that differ in the number of LEDs each can drive, the input voltages, and the current level upon each LED. Currently two of our LED drivers support our PowerLitetm power regulation feature.

In December 2007, we acquired Acutechnology Semiconductor, Inc., a developer of power management integrated circuits such as low dropout (LDO) regulators and shunt references. These products convert and regulate voltages to ensure that electronic systems operate to their best potential with the lowest possible power consumption. This acquisition adds several products to our portfolio, and will allow us to add innovative power management features to our LED driver and audio product lines.

Consumer Audio Product Solutions

In February 2007, we acquired Mondowave, Inc., a developer of semiconductor products for portable audio devices. Currently, we are offering three audio products that dramatically improve power efficiency while maintaining best in class signal-to-noise ratio (SNR) in portable audio applications such as cell phones, MP3 players, portable navigation systems and digital still cameras. Our LDS9200 product is a compact FM stereo transmitter that connects portable audio sources such as MP3 players and aftermarket satellite radios, to stereo equipment in the home or car, with no wires or line of sight required. Our LDS9302 product is an analog codec that includes a digital-to-analog converter (DAC) and amplifier that delivers excellent stereo audio performance at one-third the power dissipation of comparable devices. Ideal for portable consumer electronic devices such as MP3 players, the LDS9302 product includes a highly efficient Gmaxtm stereo headphone amplifier capable of driving headphones with 50 milliwatts at 3.3 volts. The LDS9350 product combines the LDS9302 with the LDS9200, integrating a stereo FM transmitter, a low SNR stereo audio DAC and amplifier into a single solution.

Touch Sensor Technology Product Solutions

We initiated our development of touch sensor technology IC solutions in 2007. Our initial touch sensor technology products will be capacitive touch sensor ICs for buttons or slider controls. We expect engineering samples to be available in the first half of 2008.

Product Strategy

Our objective is to be a leading provider of analog and mixed-signal semiconductor products for portable and consumer electronic devices by developing and exploiting innovative technology, leveraging our display driver experience to expand to complementary products for portable devices, and making our products efficient and cost-effective. The principal elements of our strategy are to:

•	Create greater value in our display drivers. Incorporating innovative technology into our display drivers is essential for our long term success. In 2007, we introduced a PowerLitetm solution, consisting of a dynamic backlight control algorithm, and several high-speed serial interfaces to our display driver products. In addition, by combining our new family of LED drivers with our new PowerLitetm LCD drivers, we believe we will be able to provide a system solution for display modules, further enhancing the value of our display driver products. In the third quarter of 2007, we announced an agreement with VP Dynamics to license their VPWtm RGBW technology for use in our display drivers. Our strategy in 2008 will be to develop differentiated TFT display drivers using these new technologies. We will also utilize our revitalized intellectual property offering to pursue non-recurring engineering, or NRE driven product development efforts, which will defray some of the R&D costs. We will also develop display drivers for AMOLED displays, including designs that incorporate assets and intellectual property acquired from Nuelight Corporation. We expect this strategy wil allow us to offer value driven products at improved gross margins.

•	Expand beyond display drivers. We have leveraged our core capabilities in analog and mixed-signal product development and a strong position with portable handset makers to move into related, higher margin product areas such as LED drivers, power management, audio and touch sensor technology. Our high efficiency LED product families are the initial result of this effort. In February 2007 we acquired Mondowave, Inc., a small private company focused on low power portable audio products. In December 2007 we acquired Acutechnology Semiconductor, Inc., a small private company focused on power management solutions. Collectively, we have created a suite of complementary sight, sound and touch products that permit our customers to offer portable devices with dramatically reduced power consumption, allowing extended battery life or the use of smaller, lighter batteries. However, we expect only modest revenue in 2008 from these newer products.

•	Provide high-quality and cost-effective designs. Our cost reduction strategy depends upon process technology migration and designing the smallest possible die size for our products. In 2007, we developed a memory compression algorithm that enables us to reduce the memory requirements in our display drivers by a factor of two with negligible impact on picture quality. Since memory can comprise as much as 40% of the die area in high resolution display drivers, this reduction in memory requirement can have a significant impact on product cost. We are designing some of our new products using a 0.15um high voltage process, and we plan to migrate to a 0.13um high voltage process for our next generation display drivers. This migration will enable us to cost-effectively incorporate more features on our products and improve our overall cost structure.

Sales and Marketing

We currently sell our display driver products to display module manufacturers, who in turn sell their display modules to portable handset manufacturers. Our audio and LED products are sold largely to manufacturers of portable handsets or consumer electronics. We focus our sales and marketing strategy on establishing business and technology relationships with both major display module manufacturers and portable handset manufacturers to allow us to work closely with them on future solutions that align with their product roadmaps. Our design engineers collaborate with display module and other subcontractor design engineers to create solutions that comply with the specifications of the portable handset manufacturers and provide a high level of performance at competitive prices. Our end customer market is highly concentrated among a few significant portable device manufacturers.

We market and sell our products through our direct sales force and sales representative firms with staff located in the United States, China, Hong Kong, Japan, Korea, and Taiwan. We also market and sell through independent distributors in China, Hong Kong, Japan, Korea, and Taiwan. We employ field application engineers to provide technical support and assistance to potential and existing customers in designing, testing and qualifying display modules or electronic designs that incorporate our products.

Customers

In 2007, our two largest customers, TPO Displays Corporation and Rikei Corporation, a sales distributor in Japan, accounted for approximately 53% and 29% of our revenue, respectively. We are actively working with other display module manufacturers on new designs and intend to continue expanding our working relationships with existing customers and cultivating new customers for our new product offerings. Even as we expand our customer base, we expect a significant portion of our revenue to be generated from sales to a limited number of customers. As a result, the loss of or significant reduction in orders from any of our largest customers could significantly reduce our revenue and adversely impact our operating results. These portable display module manufacturers supply modules incorporating our drivers to a concentrated group of significant portable handset manufacturers, including Nokia Corporation, Sony Ericsson, and Samsung Electronics. Sales to customers located in China and Japan represented approximately 58% and 29% of our total sales in 2007, respectively. Our product mix by geography will vary depending on changes in sales and design wins by customer. Please refer to Note 10 of Notes to Consolidated

Financial Statements included in this annual report for additional information regarding revenue by geographic region.

Seasonality

Our industry is focused on the portable consumer electronic products market. Due to the seasonality in this market, we typically expect to see stronger revenue growth in the second half of the calendar year than in the first half of the year. In addition to the seasonality, the portable handset market is also characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology and changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving portable handset specifications and significant price competition. Our new product areas such as audio, LED and touch sensor technology may produce growth trends that overshadow our prior seasonal revenue patterns.

In addition, in the past, portable handset manufacturers have inaccurately forecasted consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases to orders within the same quarter and with limited advance notice. We expect such increases and decreases of orders to continue to occur in the future.

Manufacturing

We outsource the manufacturing, assembly and testing of our products to third parties. Our foundry suppliers fabricate our display driver products using a customized, high-voltage version of their mature and stable CMOS process technology with feature sizes of 0.15 micron and higher. Our principal foundry suppliers are Seiko Epson in Japan, Silterra Malaysia Sdn.Bhd. in Malaysia and United Microelectronics Corporation in Taiwan, but we may use other foundry suppliers in the future as our product portfolio expands. Our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value. To the extent our foundry suppliers experience poor yield rates or tightened capacity conditions, we may be unable to meet our customers’ demand requirements and our business may be harmed.

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

Inventory

We manage inventories by forecasting product-by-product demand based upon our industry experience and communications with our customers. We place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Depending upon the level of demand for our products and demand for products incorporating our devices, we may maintain substantial inventories of our products in order to be able to meet demand on a timely basis. In addition, any cancellation, modification or delay in shipments in the future may impact our inventory levels.

Research and Development

We conduct our display driver design and development activities in Korea and in 2007, we added engineering staff in the United States to support our audio, LED and touch technology development objectives. As we expand our product base, we may add additional research and development capacity in other locations to maintain close proximity to customers, access experienced engineers and contain costs. We believe that our continued commitment to research and development and timely introduction of new and enhanced products is integral to maintaining our competitive position. As a result, we expect to continue to allocate significant resources to these efforts. Our total expenditures for research and development were $18.6 million for 2007, $13.8 million for 2006, and $14.5 million for 2005.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and proprietary information through agreements with our customers, suppliers, employees and consultants. As of December 31, 2007, we had twenty-seven U.S. patent applications pending, twenty-six foreign patent applications pending, and had been issued thirteen U.S. patents and four patents in Korea. These patent applications and issued patents cover our intellectual property contained in our display drivers, LED drivers, audio, power management and touch sensor technology products. We expect to file additional patent applications covering our intellectual property. We cannot assure you that any patents will be issued to us as a result of our pending or future applications or that any patent issued will provide substantive protection for the technology or product covered by it.

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

Competition

The markets for semiconductors generally, and portable electronics integrated circuits in particular, are intensely competitive. We believe that the principal competitive factors in our market include cost, design times, operating performance, level of integration, design customization, manufacturing expertise and quality. We believe our solutions compete favorably across these factors. However, many of our current and potential competitors have longer operating histories, greater name recognition, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. We anticipate that the market for our products will be subject to rapid technological change.

Many portable device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. We typically compete with these captive semiconductor suppliers as well as independent semiconductor suppliers. Captive semiconductor suppliers with which we compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation. The major independent suppliers of display drivers with which we compete include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited.

The competitors for our LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated.

The competitors for our audio products include AKM Semiconductor, Inc., Cirrus Logic, Inc., Maxim Integrated Products, National Semiconductor, Rohm Electronics, Co. Ltd., Texas Instruments, STMicroelectronics and Wolfson Microelectronics plc.

Employees

As of December 31, 2007, we had 184 employees, including 98 in research and development, 22 in operations and 64 in sales, marketing, general and administrative functions. By region, 54 of our employees were located in the United States, 84 in Korea and 46 in other parts of Asia. None of our employees is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Financial Information by Geographic Location

We operate in a single industry segment: the design, development and marketing of mixed-signal semiconductors that enable and enhance the features and capabilities of portable consumer electronic products. We currently generate all of our revenue from customers in Asia and Japan. Related information is included in Note 10 of Notes to Consolidated Financial Statements.

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

Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During fiscal 2007, our top two customers, TPO Displays Corporation and Rikei Corporation, accounted for approximately 82% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business.

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

Nearly all our display driver products are used for displays sold for use in portable handsets manufactured by a concentrated group of handset manufacturers. Moreover, the large majority of our display driver products are used in handsets manufactured by Nokia Corporation. To the extent any of our module display customers lose some or all of their business with the portable handset manufacturers to which they supply modules containing our products, and Nokia in particular, our business would be adversely affected. Even if our products are included in portable handsets sold to handset manufacturers, the particular portable handset device may ultimately not be marketed and sold successfully to consumers, which could cause us to lose sales we had anticipated.

Our efforts to expand our product portfolio and enter into new markets have attendant execution risk.

Until recently, our products have been display drivers for small panel displays used in portable handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. In 2007, we announced our intention to develop and sell light emitting diode, or LED, drivers and touch technology sensor products. We recorded our first sales of LED drivers in the third quarter of 2007. In February 2007, we acquired Mondowave, Inc., a developer of semiconductor products for consumer audio applications, and in December 2007 we acquired Acutechnology Semiconductor, Inc., a maker of power management analog integrated circuits. We have increased our operating expenses and will likely continue to expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We may experience unforeseen difficulties and delays in developing these products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results.

We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.

As part of our growth and product diversification strategy, we evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. In February 2007, we acquired Mondowave, Inc., a privately held semiconductor company specializing in consumer audio applications. In the third quarter of 2007, we acquired the intellectual property of Nuelight Corporation, including technology that shows potential to improve manufacturing yields in AMOLED displays. In December of 2007, we acquired Acutechnology Semiconductor, Inc., a privately held semiconductor company specializing in power management products. The acquisition of these companies and technology and any acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience or relationships; and

•	potential loss of key employees of the acquired company.

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

Our future success will depend on our ability to develop new display drivers, LED and power management integrated circuits, audio components and touch sensor products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the portable handset manufacturers, making it more difficult for us to influence or predict future technology requirements. We often incur significant expenditures on the development of a new product without any assurance that a display module manufacturer or handset manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the portable device and small panel display markets;

•	timely completion and introduction of new designs, including low-cost versions of existing products;

•	timely qualification and certification of our drivers for use in our customers’ products;

•	the prices at which we are able to offer our products;

•	quality, performance, power use and size of our products as compared to competing products and technologies;

•	successful integration of the display module, including components supplied by other suppliers;

•	commercial acceptance and commercial production of the devices into which our products are incorporated;

•	achievement of acceptable manufacturing yields;

•	interoperability of our products with other display module components;

•	our customer service and support capabilities and responsiveness;

•	successful development of our relationships with existing and potential customers;

•	our ability to retain, train and manage new suppliers and sales representatives and distributors;

•	portable service providers’ demand for handsets incorporating our products; and

•	changes in technology, industry standards or end-user preferences.

We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. Our audio, LED driver and touch sensor technology products have not been awarded any significant design wins to date. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of design wins harmed our financial results in 2007. While new display driver design wins in 2007 may improve our long-term sales outlook, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

Historically, we have derived all of our revenue from a limited number of display driver products primarily used in portable handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our display product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN technology. The market has transitioned away from CSTN in favor of thin film transistor, or TFT, devices. In 2008, we intend to place a greater emphasis on development of TFT and AM-OLED display drivers, and market acceptance of these products is critical to our business and financial results. We will also focus on the development of new LED drivers, audio and touch sensor integrated circuits and market acceptance of these new products is critical to our long-term success.

The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.

The portable electronic device market, and in particular the portable handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of portable handset components. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $0.86 in the fourth quarter of 2006 to $0.72 in the fourth quarter of 2007, a decline of 16%. As our product mix becomes more diverse, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.

If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.

Our display driver products are incorporated in display modules, which must comply with portable handset manufacturers’ continually evolving specifications. Similarly, our new LED drivers and audio products will need to satisfy certain performance specifications of portable handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products to be successful. In addition, as we seek to add new customers, we will need to comply with new and different specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our products over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and portable handset and electronic device manufacturers typically do not change suppliers once a device has been designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.

Our business is highly dependent on the portable consumer electronics market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.

Nearly all of our 2007 revenue was generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products also will be for use in portable handsets. The portable handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving portable handset specifications. If we, our customers or portable handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. For example, a faster than anticipated ramp down of a mature program negatively impacted our revenue in 2007. Our business is also dependent on the broad commercial acceptance of the portable handsets into which our devices are incorporated. Even though we may achieve design wins, if the portable handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.

We expect our business to be subject to seasonality and varying order patterns in the portable handset market. In the portable handset market, demand is typically stronger in the second half of the year than the first half of the year. However, in the past portable handset manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter and with limited advance notice, and we expect such increases and decreases to occur in the future.

Our limited operating history makes it difficult for us to assess the impact of seasonal factors on our business. If we, or our customers, are unable to increase production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenue from such products would be adversely affected and this may damage our reputation with our customers and the portable handset manufacturers. Conversely, if our customers or the portable handset manufacturers overestimate consumer demand, they may reduce their orders or delay shipments of our products from amounts forecasted, and our revenue in a particular period could be adversely affected.

We have incurred losses in prior periods and will incur losses in the future.

We incurred net losses of $11.4 million, $11.9 million, and $30.9 million in 2005, 2006, and 2007 respectively. We expect to continue to incur net operating losses for the next several quarters as we invest in the development and expansion of our business to new products and markets. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis.

Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.

In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. While our revenue increased 58% in 2006 compared to 2005, we experienced a 61% decline in revenue in 2007 compared to 2006. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

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

Our products must interoperate with the components supplied to our customers by other suppliers.

Our small panel display drivers, audio and LED driver products comprise only part of a complex electronics system manufactured by our customers. As a result, these products must operate according to specifications with the other components in the system. For example, in a display subassembly our display drivers are attached to the display glass and must interoperate with the glass efficiently. Our audio products must generally interoperate with a third party microprocessor. If other components of the electronic system fail to operate efficiently with our products, we may be required to incur additional development time and costs optimizing the interoperability of our products with the other components. Additionally, if other components of the system contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its system, adversely impacting our sales.

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

We were formed in May 2000 and had our initial meaningful shipments of display driver products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. We have not yet had meaningful shipments of our initial LED, audio or touch sensor products. Moreover, because we do not sell our display drivers directly to portable handset manufacturers, we have limited visibility into their order patterns and sales of their products. Due to our limited operating history and limited visibility into portable handset manufacturers’ demand, it is difficult to accurately forecast our future revenue. The rapidly evolving nature of the portable handset and portable electronic device markets and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.

We will sell our audio, LED and touch products to manufacturers of portable handsets. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.

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

The markets for semiconductors generally, and small panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete for sales of our display drivers include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited. Additionally, many portable device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

Competitors for our LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated.

Competitors for our audio products include AKM Semiconductor, Inc., Cirrus Logic, Inc., Maxim Integrated Products, National Semiconductor, Rohm Electronics, Co. Ltd., Texas Instruments, STMicroelectronics and Wolfson Microelectronics plc.

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

Our direct customers for our display drivers are display module manufacturers serving the portable handset market. One customer, Samsung SDI, and some of our Japanese end customers, are affiliated with corporate organizations that have a division that designs, manufactures and sells display drivers that compete with our products. To the extent these customers choose to replace our products with an affiliate’s products, our business will be negatively impacted.

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets and on third party logistics providers to ship products to our customers. The failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Seiko Epson in Japan, Silterra Malaysia Sdn Bhd. in Malaysia, and United Microelectronics Corporation in Taiwan to produce our display driver products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our display driver products. We may use different vendors for the production and testing of our LED and audio products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

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

We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of analog integrated circuits, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel.

Our inability to effectively manage growth in our operations may prevent us from successfully expanding our business.

We expanded our operations in 2007 to include LED, audio and touch technology products. As a result of these new ventures, we have increased the scope and complexity of our operations, expanded our workforce, and partnered with new sales representatives and distributors. This growth places a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.

We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of December 31, 2007, we had twenty-seven U.S. patent applications pending, twenty-six foreign patent applications pending and had been issued thirteen U.S. patents and four Korea patents relating to our display driver, LED driver, audio, power management, and touch sensor products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.

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

In the future, the outcome of a dispute may be that we would need to develop non-infringing technology or enter into royalty or licensing agreements. We may also initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. We have agreed to indemnify certain customers for certain claims of infringement arising out of the sale of our products. This practice may subject us to significant indemnification claims by our customers or others.

We have significant international activities and customers, and plan to continue such efforts, which subjects us to additional business risks including increased logistical complexity, political instability and currency fluctuations.

We are incorporated and headquartered in the United States, and we have international subsidiaries in Korea, the Cayman Islands, Hong Kong and Japan. We have engineering and marketing personnel in Korea and marketing and/or operations personnel in China, Hong Kong, Japan, and Taiwan. All of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. In addition, we anticipate that any growth of our business will involve international locations, which may include locations in which the Company does not currently do business. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist and other foreign laws and business practices that favor local competition in some countries;

•	difficulties in managing foreign operations, including cultural differences;

•	difficulty in hiring qualified management, technical sales and applications engineers;

•	potentially reduced protection for intellectual property rights;

•	inadequate local infrastructure;

•	multiple, conflicting and changing laws, regulations, export and import restrictions, and tax schemes;

•	potentially longer and more difficult collection periods and exposure to foreign currency exchange rate fluctuations; and

•	political and economic instability.

Any of these factors could significantly harm our future sales and operations and, consequently, results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Our determination of our tax liability is always subject to review by applicable domestic and international tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Funds associated with certain of our auction rate securities may not be accessible for in excess of twelve months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our marketable securities portfolio, which totals $34.3 million, includes auction rate securities (ARS) of $6.5 million (at cost) as of December 31, 2007. ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par, in a modified Dutch auction process. If sell orders exceed buy orders in the auction, the auction is said to “fail.” The funds associated with failed auctions will not be accessible and a fair market value not established until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured. As of December 31, 2007, there had been no failed auctions in our ARS, and therefore the fair value of these securities approximated their $6.5 million carrying value. Subsequent to December 31, 2007, we sold $3.5 million of ARS, but we have experienced first failed auctions in $3.0 million of ARS holdings in our portfolio in February 2008. These ARS are securitized packages of student loans whose repayment is guaranteed by the federal government under the Federal Family Education Loan Program. They are issued by nonprofit state higher education organizations of Montana, Kentucky, and Mississippi and are rated Aaa by Moody’s Investor Services. Although we believe that any decline in the fair market value of these securities is temporary, there is a risk that a decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. As our ability to liquidate the remaining $3 million of ARS in the next twelve months is uncertain, we have classified those securities with failed auctions as long-term investments in our consolidated balance sheet. If conditions in the credit markets deteriorate further causing auctions to fail again on these securities, the funds associated with these securities may also not be accessible for in excess of twelve months.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

We believe our existing cash and marketable securities will be sufficient to meet our working capital, capital expenditures and other needs for at least the next twelve months. However, we have experienced negative cash flows in 2006 and 2007, and we expect cash flow to be negative in 2008. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

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

The trading price of our common stock is highly volatile. This could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in revenue or operating results;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company or our products or our competitors;

•	announcements by portable handset manufacturers;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	additions or departures of key personnel;

•	the trading volume of our common stock;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of publicly-traded companies in general and semiconductor companies in particular.

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

We currently are, and in the future may be, subject to securities class action lawsuits due to decreases in our stock price.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on September 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The District Court granted defendants’ Motion to Dismiss the complaint, with prejudice, and a judgment was entered in favor of all defendants. The plaintiffs appealed the decision to the United States Court of Appeals for the Ninth Circuit. The parties are currently awaiting the decision of the Court of Appeals, We cannot predict the outcome of this lawsuit. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business and operating results.

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 35% of our outstanding common stock as of December 31, 2007. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur, substantial expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we experienced during 2007. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our executive and administrative headquarters occupy approximately 14,839 square feet of a facility located in Sunnyvale, California, under a lease that expires in June 2010. In addition, we lease approximately 29,000 square feet in Korea under two leases, with expiration dates from June 2008 to February 2009. These facilities in Korea are used to house our engineering staff, labs, and sales and administrative offices. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our foreseeable expansion of operations. For additional information regarding obligations under leases, see Note 6 of Notes to Consolidated Financial Statements under the subheading “Operating leases and financing,” which information is hereby incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for our OLED (color organic light-emitting diodes) products was already slowing due to competition from one of our existing customers and that we failed to disclose that we were not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of us and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Court of Appeals held a hearing for oral argument on the appeal in February 2008, and we anticipate that the Court of Appeals will render its decision within the next six months.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “LDIS.” As of December 31, 2007, there were approximately 27 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, we estimate the actual number of stockholders to be over 1,500.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by The NASDAQ Global Market:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low

First Quarter	$5.01	$3.95	$5.78	$4.96
Second Quarter	4.16	3.43	6.29	4.81
Third Quarter	3.59	3.09	5.39	3.87
Fourth Quarter	3.42	2.62	5.14	3.84

No cash dividends were paid on our common stock in 2007 and 2006.

Our Board of Directors approved a common stock repurchase plan in January 2007 to purchase up to 2.5 million shares. During 2007, we purchased 1.1 million shares for $3.8 million. We did not repurchase any shares of common stock in the quarter ended December 31, 2007 and the authorization for stock repurchases expired on December 31, 2007. We cannot assure you that additional shares will be authorized for repurchase.

Use of Proceeds from the Sale of Registered Securities

On June 15, 2004, our registration statement on Form S-1 (Registration No. 333-113880) was declared effective for our initial public offering. As of December 31, 2007, we had invested the $76.5 million in net proceeds from the offering in money market funds, municipal bonds, commercial paper and government agency bonds. We are using these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. A portion of the proceeds were used to fund our operating losses, our acquisition of Mondowave, Inc., the assets of Nuelight Corporation, and the acquisition of Acutechnology Semiconductor, Inc. We may also use a portion of the net proceeds to fund future investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures.

Equity Compensation Plan Information

Information regarding our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on or about June 4, 2008, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this report.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index

(denoted as Peer Group Index) for the period from June 16, 2004 (the first trading date of our common stock) through December 31, 2007. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG LEADIS TECHNOLOGY, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JUNE 16, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

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

The selected consolidated balance sheet data as of December 31, 2007 and December 31, 2006 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2005, December 31, 2004 and December 31, 2003 and the selected consolidated statements of operations data for the years ended December 31, 2004 and December 31, 2003 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

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

	Year Ended December 31,
	2007(2)	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$39,581	$101,208	$64,182	$150,250	$84,456
Cost of sales(1)	36,343	88,506	50,197	97,725	54,305

Gross profit	3,238	12,702	13,985	52,525	30,151

Operating expenses:
Research and development(1)	18,599	13,796	14,522	14,964	7,042
Selling, general and administrative(1)	16,383	14,785	12,766	8,545	3,538
Amortization of purchased intangible assets	2,090	—	—	—	—
In-process research and development	2,470	—	—	—	—

Total operating expenses	39,542	28,581	27,288	23,509	10,580

Operating income (loss)	(36,304)	(15,879)	(13,303)	29,016	19,571
Interest and other income (expense), net	4,392	4,349	2,718	956	59

Net income (loss) before income taxes	(31,912)	(11,530)	(10,585)	29,972	19,630
Benefit from (provision for) income taxes	980	(523)	(765)	(12,379)	(6,870)

Net income (loss) before cumulative effect of change in accounting principle	(30,932)	(12,053)	(11,350)	17,593	12,760
Cumulative effect of change in accounting principle, net of tax(1)	—	142	—	—	—

Net income (loss)	$(30,932)	$(11,911)	$(11,350)	$17,593	$12,760

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(1.06)	$(0.42)	$(0.40)	$0.72	$0.62
Cumulative effect of change in accounting principle	—	0.01	—	—	—

Basic net income (loss) per share	$(1.06)	$(0.41)	$(0.40)	$0.72	$0.62

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(1.06)	$(0.42)	$(0.40)	$0.63	$0.55
Cumulative effect of change in accounting principle	—	0.01	—	—	—

Diluted net income (loss) per share	$(1.06)	$(0.41)	$(0.40)	$0.63	$0.55

Weighted-average number of shares used in calculating basic net income (loss) per share	29,119	28,802	28,143	24,469	20,572
Weighted-average number of shares used in calculating diluted net income (loss) per share	29,119	28,802	28,143	27,817	23,130

(1)	As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25. Amounts in 2007 and 2006 include stock-based compensation expenses recorded under SFAS No. 123(R), and amounts in 2003 through 2005 include amortization of deferred stock-based compensation recorded under APB No. 25, as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(SFAS123R)	(SFAS123R)	(APB25)	(APB25)	(APB25)

Cost of sales	$122	$417	$97	$269	$26
Research and development	$1,046	$1,017	$794	$1,730	$692
Selling, general and administrative	$2,224	$3,232	$1,211	$2,492	$202

(2)	During 2007, we acquired Mondowave, Inc. and Acutechnology Semiconductor, Inc. Consolidated statement of operations data for 2007 include the operations of acquired entities and other charges related to the acquisitions and, as a result, are not fully comparable to data in prior periods.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,945	$62,697	$72,801	$45,012	$22,956
Working capital	$68,418	$109,310	$116,040	$124,351	$26,470
Total assets	$99,579	$140,729	$143,914	$154,815	$61,652
Total debt	$1,061	$—	$—	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$—	$14,300
Stockholders’ equity	$83,477	$114,037	$119,815	$127,106	$13,607

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market analog and mixed-signal semiconductors that enable and enhance the features and capabilities of portable and other consumer products. Historically, our core products have been color display drivers with integrated controllers, but beginning in 2007 we expanded our product offerings to include portable consumer audio amplifiers and digital-to-analog converters or DACs, light-emitting diode or LED drivers, power management integrated circuits and touch sensor technology semiconductor products. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages.

We sell our semiconductor products to display module manufacturers, which incorporate our products into their display module subassemblies, and to manufacturers of portable handsets and other consumer electronic devices. We currently generate all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for portable consumer electronics.

The portable consumer electronics market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from two to three years, continually evolving specifications and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, portable electronics manufacturers have inaccurately forecast consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.

Total revenue was $39.6 million in 2007, a decrease of 61% from $101.2 million in 2006. Nearly all of our revenue in 2007 was generated from sales of our display driver products. Unit shipments were 48.9 million in 2007, a decrease of 52% as compared to 2006. Gross margin declined to 8% in 2007 as compared to 13% in 2006, as the fixed cost of maintaining a product operations team was spread over lower sales revenue volume, and margins declined on our older products. Operating expenses increased 38% to $39.5 million in 2007 as compared to $28.6 million in 2006; however, excluding the costs of acquired in process technology and amortization of intangibles, operating expenses increased 22%, due largely to increased headcount to support our new businesses. Our net loss was $30.9 million in 2007 as compared to net loss of $11.9 million in 2006. Our cash, cash equivalents and short-term investments decreased $41.3 million from December 31, 2006 to December 31, 2007, due principally to our net loss, our use of $8 million to acquire Mondowave, Inc., in February 2007, and $5 million to acquire Acutechnology Semiconductor, Inc. in December 2007.

Our net loss widened from 2006 to 2007 as we invested in new products despite a decline in display driver sales resulting from a lack of sufficient design wins in 2006. With our acquisition of Mondowave, Inc., we expanded into consumer audio applications. Our acquisition of Acutechnology Semiconductor, Inc. provides us with innovative power management solutions and adds to our experienced analog design staff. We added headcount in 2007 to fill out the teams in our audio business, and expand our product offerings into LED drivers and touch sensor technology products. We believe this diversification into new product areas provides us a better opportunity for long-term profitable growth, but we cannot assure you that our development efforts in these areas will be successful.

Within our display driver business, we have focused our R&D efforts into newer display driver technologies such as thin film transistor, or TFT, and AMOLED, in which we believe we can incorporate value added features. We are also investing in new process technology efforts to enable us to design our newer products to a smaller die size, thereby reducing the manufacturing cost per unit. The timely introduction of new products with smaller die sizes and richer feature sets is essential to improving gross margins on our display driver products.

We currently expect 2008 sales to be higher than 2007 sales, but that we will still incur an operating loss in 2008. We expect that our new product areas will begin to generate design wins in 2008 with revenue increasing in the second half of 2008, but we cannot assure you that these new design wins will occur, nor that they will generate revenue in a timely manner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to valuation of marketable securities, intangible assets and goodwill, uncollectible accounts receivable, inventories, income taxes, stock-based compensation, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, valuation of marketable securities, warranty obligations, income taxes, stock-based compensation, and valuation of intangible assets and goodwill.

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

Inventory Valuation.  We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories by comparing quantity on hand with forecasted future sales based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserve may be required. When analyzing inventory reserves, we take into consideration the quantity of inventory on hand as well as purchase commitments. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

Valuation of Marketable Securities.  We recognize an impairment charge when a decline in the fair value of our marketable securities below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our marketable securities portfolio, which totals $34.3 million, includes auction rate securities (ARS) of $6.5 million (at cost) as of December 31, 2007. ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par, in a modified Dutch auction process. If sell orders exceed buy orders in the auction, the auction is said to “fail.” The funds associated with failed auctions will not be accessible and a fair market value not established until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured. As of December 31, 2007, there had been no failed auctions in our ARS, and therefore the fair value of these securities approximated their $6.5 million carrying value. Subsequent to December 31, 2007, we sold $3.5 million of ARS, but we have experienced first failed auctions in $3.0 million of ARS holdings in our portfolio in February 2008. These ARS are securitized packages of student loans whose repayment is guaranteed by the federal government under the Federal Family Education Loan Program. They are issued by nonprofit state higher education organizations of Montana, Kentucky, and Mississippi and are rated Aaa by Moody’s Investor Services. Although we believe that any decline in the fair market value of these securities is temporary, there is a risk that a decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. As our ability to liquidate the remaining $3 million of ARS in the next twelve months is uncertain, we have classified those securities with failed auctions as long-term investments in our consolidated balance sheet. If conditions in the credit markets deteriorate further causing auctions to fail again on these securities, the funds associated with these securities may also not be accessible for in excess of twelve months.

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

We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During 2007, we established a valuation allowance of approximately $0.8 million for the Company’s California state deferred tax assets, increasing our income tax expense. During 2006, we established valuation allowances of approximately $0.4 million for U.S. federal deferred tax assets and $0.2 million for California state deferred tax assets in the U.S. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In connection with the purchase accounting resulting from the acquisition of Mondowave, Inc. during the first quarter of 2007, we recorded deferred tax liabilities of approximately $1.9 million. In connection with the purchase accounting resulting from the acquisition of Acutechnology Semiconductor, Inc. during the fourth quarter of 2007, we recorded deferred tax liabilities of approximately $1.0 million. These deferred tax liabilities are the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceed our deferred tax assets, the valuation allowance on the U.S. deferred tax assets recorded in 2006 was reversed in 2007, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liability will be reduced in future periods as the identified intangible assets are amortized.

Stock-Based Compensation.  On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123(R) was $3.4 million in 2007 and $4.7M in 2006. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R). The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility and expected option life. Our computation of expected volatility is based on the historical volatility of our stock. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107

(SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). The expected life is calculated using the simplified method allowed under SAB No. 107. The weighted average assumptions using the Black-Scholes model are summarized as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Stock		Stock
	Options	ESPP	Options	ESPP

Expected term (years)	4.56	0.75	4.25	0.73
Volatility	49%	43%	56%	67%
Risk-free interest rate	4.4%	4.7%	4.7%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.68	$1.22	$2.47	$2.63

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

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We used the Black-Scholes model to estimate the fair value. This model requires the use of judgemental assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. We reviewed these assumptions periodically and modified them as conditions changed. We calculated our stock price volatility and compared with that of peer companies to determine the reasonableness of this variable. We accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Asset & Goodwill Impairment.  We are required to assess the potential impairment of acquisition-related intangible assets, long-lived assets and goodwill when events or changes in circumstances indicate that the carrying value may not be recoverable, and at least annually for goodwill. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant decline in our market capitalization.

When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for impairment by assigning these assets to reporting units and comparing the expected future cash flows generated by the assets of the reporting unit, as applicable, with the carrying amount of the assets to determine if assets and/or goodwill are potentially impaired. We estimate the fair value of a reporting unit using a projected discounted cash flow model. In applying this methodology, we rely on a number of factors, including actual operating results, our internal projections of future unit volume and timing of revenue, margins and operating costs, and estimated risk premiums within discount rates. Many of these assumptions require us to make subjective estimates. During the fourth quarter of 2007, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our intangible assets, long-lived assets and goodwill. In our estimation, the fair value of the reporting unit to which goodwill is assigned and the expected future cash flows generated by intangible and long-lived assets exceeded the carrying value of the reporting unit and intangible and long-lived assets, indicating that no impairment was necessary in 2007. If actual results are not consistent with our projections used in estimating these cash flows and fair value, we may be required to record impairment losses that could be material to our results of operations.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of sales	92%	87%	78%

Gross profit	8%	13%	22%

Operating expenses:
Research and development	47%	14%	23%
Selling, general and administrative	42%	15%	20%
Amortization of purchased intangible assets	5%	—	—
In-process research and development	6%	—	—

Total operating expenses	100%	29%	43%

Operating loss	(92)%	(16)%	(21)%
Net loss	(78)%	(12)%	(18)%

Total Revenue

		Change,		Change,
	2007	2007 vs 2006	2006	2006 vs 2005	2005
	(In thousands)

Total revenue	$39,581	(61)%	$101,208	58%	$64,182

Total revenue was $39.6 million in 2007, a decrease of $61.6 million, or 61%, as compared to $101.2 million in 2006. We sold approximately 48.9 million units in 2007, which represented a decrease of 52% compared to the approximately 101.6 million units we sold in 2006. Our average selling price in 2007 declined 19% from 2006. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end portable handsets. In addition, this average selling price decline was caused by an increase in lower priced super twisted nematic, or STN, sales; these increased from 59% of sales in 2006 to 75% of sales in 2007. TFT sales decreased from 32% of total sales in 2006 to 17% of total sales in 2007. We expect that our TFT and LTPS display driver sales will increase, and CSTN sales will decline as a percent of total display driver revenue in 2008. We also expect that our new product areas such as LED drivers, consumer audio and touch sensors will begin to generate design wins in 2008 with revenue increasing in the second half of 2008, but we cannot assure you that these new design wins will occur, or that they will generate revenue in a timely manner.

Total revenue increased $37.0 million, or 58%, in 2006 as compared to 2005. Approximately 101.6 million units were sold in 2006, a 110% increase as compared to approximately 48.5 million units sold in 2005. Our TFT sales more than quadrupled from 2005 to 2006 and sales of CSTN increased from $30.9 million in 2005 to $53.5M in 2006. Our average selling price declined 25% from 2005 to 2006 as our product sales went predominantly into lower-end portable handsets and lower priced CSTN sales increased as a percentage of total sales.

Revenue by Customer

				% of Accounts Receivable
	% of Revenue for the Year Ended December 31,			at December 31,
	2007	2006	2005	2007	2006

TPO Displays Corp. **	53%	31%	21%	84%	42%
Rikei Corp.	29%	*	*	*	17%
Samsung SDI	*	35%	42%	*	16%
AU Optronics Corp.	*	21%	*	*	15%
Hosiden Corp.	*	*	17%	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2007, 2006 and 2005 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, Hosiden Corporation, Rikei Corporation, Samsung Display Inc. (SDI) Co. and TPO Displays Corporation, which collectively accounted for 90%, 87%, and 80% of our revenue in 2007, 2006 and 2005, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. Revenue from Samsung SDI increased in 2006 as compared to 2005 due to increased demand for our STN products, but declined in 2007 as STN and OLED programs declined. Revenue from TPO Displays Corp. decreased in 2007 as compared to 2006, but increased as a percentage of total sales, and was concentrated in STN products. Revenue from AU Optronics declined from 2006 to 2007 with the decline in a TFT program. Sales to Rikei Corporation, a Japanese distributor, grew in 2007 with increases in several new programs at Japanese customers.

We will likely experience shifts in our customer concentration in 2008 resulting from the ramping down of certain older programs and the ramp up of new programs at different customers, and the diversification of our product offerings. In 2007, we added new distributors, and we expect that our audio and LED driver customers will be manufacturers of consumer electronics rather than display module manufacturers. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Revenue by Geography

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Year Ended December 31,
	2007	2006	2005

China	58%	82%	55%
Japan	29%	6%	—
Taiwan	9%	4%	13%
Korea	4%	8%	32%

Total revenue	100%	100%	100%

In 2007 and 2006, all of our sales were invoiced in U.S. dollars. In 2005, approximately 2% of our sales were invoiced in Korean won and all other sales were invoiced in U.S. dollars.

Gross Profit

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

Gross profit	$3,238	(75)%	$12,702	(9)%	$13,985
as % of Revenue	8%		13%		22%

Gross profit decreased $9.5 million, or 75%, in 2007 as compared to 2006. Reductions in manufacturing costs roughly paced average selling price declines of 19% from 2006 to 2007 as older products experienced price declines. Die shrinks made possible by transitioning to newer process technology are essential to enable cost reductions in line with selling price reductions on mature products, and to enable more favorable gross margins on newly introduced products. In 2007, the relatively fixed cost of product operations was spread over substantially lower sales volume. Additionally, we incurred charges of $2.5 million to write down inventory and record purchase commitment reserves in 2007 due to inventory quantities on hand and ordered that were larger than forecasted demand compared to $2.9 million incurred in 2006. These charges contributed to the decline in profit as a percentage of revenues in 2007 as compared to 2006.

Gross profit decreased $1.3 million, or 9%, in 2006 as compared to 2005, due to the lack of sales volume of new products with higher gross margins to offset gross margin declines on older products. Gross margin decreased to 13% in 2006 from 22% in 2005. Our average selling price declined 25% in 2006, and our manufacturing cost declines were unable to keep pace with these price declines. Further, our 2006 new products were introduced later than originally planned, and therefore were competing with established product offerings from competitors that had already begun to experience price declines. Finally, we recorded a charge of $2.9 million to write down inventory and record purchase commitment reserves in 2006 due to inventory quantities on hand and ordered in excess of forecasted demand, which contributed to the higher cost of sales in 2006 as compared to 2005.

We believe that our new LED driver and portable consumer audio products, and our new display drivers incorporating innovative power management and display enhancing features will generate higher unit gross margins in 2008 than the products sold in 2007. We cannot assure you that we will be successful in launching these new products, or manufacturing these new products on new process technologies at sufficient yields to improve margins, nor that we will gain customer acceptance of such new devices.

Research and Development

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

Research and Development	$18,599	35%	$13,796	(5)%	$14,522
as % of Revenue	47%		14%		23%

Research and development (R&D) expenses consist of costs related to development, testing, evaluation, masking revisions, compensation and related costs for personnel, occupancy costs and depreciation on research and development equipment. R&D expenses include stock-based compensation expenses of $1.0 million, $1.0 million, and $0.8 million in 2007, 2006, and 2005, respectively. All research and development costs are expensed as incurred. R&D expenses may fluctuate in future periods due to timing of wafer qualification costs as well as the timing and number of new products under development.

Research and development expenses increased $4.8 million, or 35%, from 2006 to 2007, and increased to 47% as a percentage of revenue, in large part due to the decline in revenue. Wages, salaries, bonus and consulting costs increased $4.9 million over 2006 as we increased R&D headcount 46%, from 67 at the end of 2006 to 98 at the end of 2007. We added headcount primarily to expand our efforts in audio, LED drivers and touch sensor product development. Expenses for travel, equipment, facilities, and software, including depreciation, increased $2.0 million. The costs of pre production wafer manufacturing and qualification dropped by $2.1 million.

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

We currently expect research and development expenses to increase slightly in 2008 as we focus on both new product design and new process technology efforts. Our research and development spending will support new initiatives in the LED, audio, and touch technology markets.

Selling, General and Administrative

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

Selling, general and administrative	$16,383	11%	$14,785	16%	$12,766
as % of Revenue	42%		15%		20%

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, sales, finance and information technology, as well as outside legal and accounting costs. Selling, general and administrative expenses include stock-based compensation expenses of $2.2 million, $3.2 million, and $1.2 million in 2007, 2006, and 2005, respectively.

Selling, general and administrative expenses in 2007 increased by $1.6 million, or 11%, over 2006, and increased substantially as a percentage of revenues due to the decline in sales. Wages, salaries, and consulting costs increased $2.9 million. Offsetting these increases, stock compensation expense declined $1.0 million from 2006 to 2007 principally due to the decline in our common stock price, which is an input in the Black-Scholes option pricing model used to estimate our stock compensation costs under SFAS 123(R). We also reduced our allowance for doubtful accounts by $0.4 million as a result of the decrease in gross accounts receivable and good collection experience in 2007.

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

We currently expect selling, general and administrative expenses will be modestly higher from 2007 to 2008.

In-Process Research and Development and Amortization of Intangible Assets

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

In-process research and development	$2,470	100%	$0	—	$0
as % of Revenue	6%		0%		0%
Amortization of intangible assets	$2,090	100%	$0	—	$0
as % of Revenue	5%		0%		0%

We recorded $2.0 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, resulting from the Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable. We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects, or, if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.

In September 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation. The Nuelight technology shows potential to improve the manufacturing yields by correcting non-uniform brightness due to mura defects and overcome image sticking in AMOLED display panels. As the acquired technology has not yet reached technical feasibility and no alternative uses exist, the full purchase price was expensed to in-process research and development upon acquisition. We expect the initial products incorporating the Nuelight technology will be completed by early 2009, although we cannot assure you that these projects will be successfully completed nor that they will result in products achieving market acceptance.

We commenced amortization of intangible assets related to the acquisition of Mondowave, Inc. in the first quarter of 2007. These intangible assets include developed technology and non-compete covenant agreements. In 2008, we will begin amortization of the intangible assets related to the acquisition of Acutechnology Semiconductor, Inc., including developed technology, non-compete covenant agreements and customer relationships. The acquired intangible assets of Mondowave, Inc. and Acutechnology Semiconductor, Inc. are amortized using the straight line method over their expected useful lives, which range from two to four years.

Interest and Other Income (Expense), net

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

Interest and other income (expense), net	$4,392	1%	$4,349	60%	$2,718

Interest and other income (expense), net, was approximately flat from 2006 to 2007, despite the approximately 18% decline in average cash and marketable securities balances. In 2007, we earned higher interest rates on cash and investment balances due to increases in market interest rates and by extending a portion of our portfolio into securities with longer maturities.

Interest and other income (expense), net in 2006 increased $1.6 million as compared to 2005. We earned interest income of $4.8 million and $3.0 million in 2006 and 2005, respectively. The higher interest in 2006 reflects significantly higher average interest rates offset by a slightly lower average cash and investment balance.

We expect interest income to decline in 2008 as overall returns on high quality fixed income investments dropped during the last half of 2007 and we anticipate our cash and securities balances will decline during 2008.

Provision for (Benefit from) Income Taxes

		Change,		Change,
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005
	(In thousands)

Provision for (benefit from) income taxes	$(980)	(287)%	$523	(32)%	$765
Effective tax rate	3%		(5)%		(7)%
as % of Revenue	(2)%		1%		1%

Provision for (benefit from) income taxes was ($1.0) million, $0.5 million and $0.8 million in 2007, 2006 and 2005, respectively, representing effective tax rates of 3%, (5)% and (7)%, respectively. Although we incurred cumulative losses in all three years, we are subject to taxes in the various countries where we operate, therefore our effective tax rate is dependent on the mix of activities by country. Our net losses include stock-based compensation expense of $3.4 million in 2007, $4.7 million in 2006 and $2.1 million in 2005. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. We also incurred non-deductible in-process R&D charges of $2.0 million in 2007. These nondeductible expenses result in a higher tax rate for the Company, and increased our effective tax rate approximately 4% in 2007, 8% in 2006 and 7% in 2005. Our tax rate for 2007 is not indicative of the rate we would expect on a consolidated basis if we generated consolidated net income.

In 2007, we established a valuation allowance of approximately $0.8 million for the Company’s California state deferred tax assets, increasing our income tax expense. Our tax provision for 2006 included a valuation allowance recorded against our net U.S. federal deferred tax assets of $0.4 million and California state deferred tax assets of $0.2 million. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Associated with the purchase accounting of Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007, we recorded deferred tax liabilities of approximately $2.9 million. These deferred tax liabilities result from the difference in book versus tax basis of the intangible assets recorded as a result of the acquisitions. Because our deferred tax liabilities exceed our deferred tax assets, the U.S. deferred tax asset valuation allowance recorded in 2006 was reversed in 2007, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liabilities will be reduced in future periods as the intangible assets are amortized.

As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, and related accrued interest, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits and related accrued interest from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $2.4 million at December 31, 2007 and relate to U.S., state and various foreign jurisdictions. This amount included $0.3 million of interest and penalties. If recognized, all $2.4 million of unrecognized tax benefits and related interest and penalties would reduce our income tax expense and effective tax rate. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. During the year ended December 31, 2007, the company recorded approximately $110 thousand of interest and penalties related to uncertain tax positions. The company believes it is reasonably possible that a decrease to its unrecognized tax benefits of $0.6 million could occur within the next twelve months as a result of the lapse of applicable statutes of limitations. It is possible that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

A reconciliation of total gross unrecognized tax benefits for the year ended December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007	$1,519
Additions based on tax positions taken during the current year	619
Reductions due to lapsing of applicable statute of limitations	(58)

Balance at December 31, 2007	$2,080

We file U.S., California, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years remain subject to examination by federal tax authorities, and the 2003 through 2007 tax years remain subject to examination by California state tax authorities. In significant foreign jurisdictions the 2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing tax examinations by tax authorities at this time.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $116.0 million at December 31, 2005 and $109.3 million at December 31, 2006 to $68.4 million at December 31, 2007, due primarily to our net losses in 2006 and 2007, and our expenditures of $13 million to acquire Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007. Cash, cash equivalents and short-term investments at December 31, 2007 were $65.2 million.

Net cash used in operating activities was $18.5 million and $53,000 for 2007 and 2006, respectively. We incurred a net loss of $30.9 million in 2007, compared to net loss of $11.9 million in 2006. For 2007, cash used in operating activities was favorably impacted by a decrease in accounts receivable of $11.7 million and $8.0 million in non-cash charges for in-process R&D, intangible asset amortization, and share-based compensation. These favorable impacts were offset by a decrease in accounts payable of $15.1 million.

Accounts receivable decreased $11.7 million in 2007 but increased $2.6 million in 2006. The decrease in 2007 and the increase in 2006 correspond to the decreases and increases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 84 at December 31, 2007 and 66 at December 31, 2006. We expect days of sales outstanding typically to range from 60 to 90 days.

Inventory decreased by $2.7 million in 2007 and $4.1 million in 2006. The decrease in 2007 reflects the continued decline in sales from 2006 to 2007. Due to the significant decrease in net inventory in 2007 as compared to 2006, our annualized inventory turns increased to 16.4 in the fourth quarter of 2007 as compared to 12.6 in the fourth quarter of 2006. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. We cannot assure you that we will effectively manage our inventory balances to minimize obsolescence and meet rapidly changing customer demand, and any failure to effectively manage inventory could harm our revenues and profitability.

Accounts payable and accrued liabilities decreased $13.1 million in 2007 and increased $1.5 million in 2006. The increase in 2006 was the result of timing of vendor payments. The decrease in 2007 reflects lower inventory purchasing in 2007 as compared to 2006, as we experienced substantially lower sales volume in 2007. Our days of payables were 64 for the fourth quarter of 2007 and 86 for the corresponding quarter of 2006.

Net cash used in investing activities was $6.9 million for the year ended December 31, 2007, compared to net cash used in investing activities of $11.4 million for the year ended December 31, 2006. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $9.6 million and $(9.8) million in 2007 and 2006 respectively. The net sales in 2007 reflect our use of cash for operations, acquisitions and stock repurchases. In 2007 and 2006 we lengthened the maturities of our investment portfolio as interest rate increases subsided. Cash, cash equivalents and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk. We closely monitor the investment yield curve and may in the future invest more of our cash in securities classified as short-term investments rather than cash equivalents.

Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and are reported at fair value with the related unrealized gains and losses (net of taxes) included in accumulated other comprehensive income (loss), a component of shareholders’ equity. As of December 31, 2007, the portfolio included $6.5 million (at cost) invested in student loan auction rate securities of which $3 million (at cost) experienced first failed auctions in February 2008. None of these securities have been in a loss position for more than 3 months. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities mature. As a result, we have classified those securities with failed auctions as long-term investments in our December 31, 2007 consolidated balance sheet.

We used cash of $13.2 million in 2007 to acquire Mondowave, Inc., the assets of Nuelight Corporation, and Acutechnology Semiconductor, Inc., net of cash received. We also used $0.7 million in 2007 and $1.6 million in 2006 for the purchase of property and equipment, primarily for equipment and software for our design engineers and secondarily for furniture and leasehold improvements in our worldwide facilities.

Net cash used in financing activities was $3.4 million in 2007, principally for stock repurchases under a plan approved by our Board of Directors in January 2007 to purchase up to 2.5 million shares. During 2007, we purchased 1.1 million shares. The authorization for stock repurchases expired December 31, 2007. We cannot assure you that additional shares will be authorized for repurchase, but our cash flow will be negatively impacted if and to the extent additional shares are purchased. Cash provided by proceeds from stock option exercises and employee stock purchase plan purchases were $0.5 million in 2007 and $0.8 million in 2006.

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

Under the terms of the Mondowave, Inc. acquisition agreement, we are obligated to pay retention bonuses of $2.5 million in 2008 and $2.5 million in 2009, and may be obligated to make earn-out payments to certain former Mondowave, Inc. employees who joined the Company as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave, Inc. employees upon their continued employment over the next three years. Under the terms of the Acutechnology Semiconductor, Inc. acquisition agreement, we may be obligated to make earn-out payments to the former Acutechnology Semiconductor, Inc. employees; these payments shall be up to a maximum of 3% of revenue generated from products introduced by the former Acutechnology Semiconductor, Inc. employees upon their continued employment with us.

We believe that our cash, cash equivalent, and short term investment balances will be sufficient to fund our operations for at least the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology or business, may result in increased expenses and the need for additional cash to fund these new requirements as well as our ongoing business activities. We may evaluate potential future strategic acquisitions of all or part of another company. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of

FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. Adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) is effective for business combinations consummated in fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operation will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

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

The following sets forth our commitments to settle contractual obligations in cash as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,625	$947	$678	$—	$—
Software license installment payments	1,722	613	1,109	—	—
Purchase obligations	3,931	3,931	—	—	—
Other obligations	844	844	—	—	—

Total	$8,122	$6,335	$1,787	$—	$—

As of December 31, 2007, we had $2.4 million of non-current unrecognized tax benefits recorded in accordance with FIN No. 48. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $61.1 million as of December 31, 2007, and have a weighted average interest rate of approximately 5.7%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Investment Liquidity Risk.  Our marketable securities portfolio, which totals $34.3 million, includes auction rate securities (ARS) of $6.5 million (at cost) as of December 31, 2007. ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par, in a modified Dutch auction process. If sell orders exceed buy orders in the auction, the auction is said to “fail.” The funds associated with failed auctions will not be accessible and a fair market value not established until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured. As of December 31, 2007, there had been no failed auctions in our ARS, and therefore the fair value of these securities approximated their $6.5 million carrying value. Subsequent to December 31, 2007, we sold $3.5 million of ARS, but we have experienced first failed auctions in $3.0 million of ARS holdings in our portfolio in February 2008. These ARS are securitized packages of student loans whose repayment is guaranteed by the federal government under the Federal Family Education Loan Program. They are issued by nonprofit state higher education organizations of Montana, Kentucky, and Mississippi and are rated Aaa by Moody’s Investor Services. Although we believe that any decline in the fair market value of these securities is temporary, there is a risk that a decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. As our ability to liquidate the remaining $3 million of ARS in the next twelve months is uncertain, we have classified those securities with failed auctions as long-term investments in our consolidated balance sheet. If conditions in the credit markets deteriorate further causing auctions to fail again on these securities, the funds associated with these securities may also not be accessible for in excess of twelve months.

Foreign Currency Exchange Risk.  We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge at least 70% of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Leadis Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Leadis Technology, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 17, 2008

LEADIS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$33,945	$62,697
Short-term investments	31,286	43,845
Accounts receivable, net	5,787	17,399
Inventories	2,210	7,024
Income taxes receivable and deferred tax assets	3,038	3,087
Restricted cash	2,508	—
Prepaid expenses and other current assets	1,232	1,411

Total current assets	80,006	135,463
Property and equipment, net	4,534	4,160
Goodwill	5,108	281
Intangible assets, net	6,125	—
Long term investments	3,000	—
Other assets	806	825

Total assets	$99,579	$140,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,538	$19,623
Income taxes payable and deferred tax liabilities	353	2,342
Deferred margin	6	383
Other accrued liabilities	6,691	3,805

Total current liabilities	11,588	26,153
Income taxes payable and deferred tax liabilities	3,439	—
Other noncurrent liabilities	1,075	539

Total liabilities	16,102	26,692

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock: $0.001 par value; 120,000,000 shares authorized and 28,905,998 shares issued and outstanding at December 31, 2007; 120,000,000 shares authorized and 29,306,230 shares issued and outstanding at December 31, 2006	29	29
Additional paid-in capital	107,910	107,853
Accumulated other comprehensive income	1,232	1,228
Retained earnings (accumulated deficit)	(25,694)	4,927

Total stockholders’ equity	83,477	114,037

Total liabilities and stockholders’ equity	$99,579	$140,729

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$39,581	$101,208	$64,182
Cost of sales	36,343	88,506	50,197

Gross profit	3,238	12,702	13,985

Operating expenses:
Research and development	18,599	13,796	14,522
Selling, general and administrative	16,383	14,785	12,766
Amortization of intangible assets	2,090	—	—
In-process research and development	2,470	—	—

Total operating expenses	39,542	28,581	27,288

Operating loss	(36,304)	(15,879)	(13,303)
Interest and other income (expense), net	4,392	4,349	2,718

Loss before income taxes	(31,912)	(11,530)	(10,585)
Provision for (benefit from) income taxes	(980)	523	765

Loss before cumulative effect of change in accounting principle	(30,932)	(12,053)	(11,350)
Cumulative effect of change in accounting principle, net of tax	—	142	—

Net loss	$(30,932)	$(11,911)	$(11,350)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(1.06)	$(0.42)	$(0.40)
Cumulative effect of change in accounting principle	—	0.01	—

Basic and diluted net loss per share	$(1.06)	$(0.41)	$(0.40)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,119	28,802	28,143

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(30,932)	$(11,911)	$(11,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	1,229	783
Amortization of intangible assets	2,090	—	—
Net loss (gain) on disposal or sale of fixed assets	4	(2)	21
Provision for excess and obsolete inventory	2,165	1,972	1,888
Loss on purchase commitments	368	887	—
Deferred tax provision (benefit)	(1,781)	(4)	1,912
Cumulative effect of change in accounting principle	—	(142)
Stock-based compensation	3,392	4,666	2,102
Tax benefit from exercise of warrants and options	—	(98)	1,199
In-process research and development	2,470	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,706	(2,626)	15,764
Inventories	2,672	4,111	(8,854)
Taxes receivable	338	327	(131)
Prepaid expenses and other assets	226	(296)	(182)
Accounts payable	(15,086)	1,792	(2,748)
Accrued liabilities	2,005	(284)	(622)
Income taxes payable	700	274	(543)
Deferred margin	(377)	52	224

Net cash used in operating activities	(18,540)	(53)	(537)

Cash flows from investing activities:
Sale or maturity of available for sale securities	57,423	34,066	63,763
Purchases of available for sale securities	(47,864)	(43,834)	(33,880)
Purchase of property and equipment	(683)	(1,605)	(2,131)
Acquisition of businesses, net of cash and cash equivalents acquired	(12,727)	—	—
Purchase of intellectual property	(500)	—	—
Restricted cash	(2,508)	—	—

Net cash provided by (used in) investing activities	(6,859)	(11,373)	27,752

Cash flows from financing activities:
Proceeds from issuance of common stock	520	754	701
Repurchase and retirement of common stock	(3,836)	—	—
Gross tax benefit from stock options		98	—
Installment payments on acquistion of software licenses	(73)	—	—

Net cash provided by (used in) financing activities	(3,389)	852	701

Effect of exchange rate changes on cash and cash equivalents	36	470	(127)

Net increase (decrease) in cash and cash equivalents	(28,752)	(10,104)	27,789
Cash and cash equivalents at beginning of period	62,697	72,801	45,012

Cash and cash equivalents at end of period	$33,945	$62,697	$72,801

Supplemental disclosures:
Software acquired under financing	$1,131	$23	$—
Interest paid	$25	$1	$13
Income taxes paid (refunded), net	$(279)	$844	$2,513

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated	Retained
			Additional	Deferred	Other	Earnings	Total
	Common Stock		Paid-in	Stock-based	Comprehensive	(Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Equity	Income (Loss)

Balance at December 31, 2004	28,025	$28	$101,812	$(3,336)	$414	$28,188	$127,106
Net loss	—	—	—	—	—	(11,350)	(11,350)	$(11,350)
Currency translation adjustment, net of tax	—	—	—	—	104	—	104	104
Unrealized loss on investments, net of tax	—	—	—	—	(47)	—	(47)	(47)

Comprehensive loss								$(11,293)

Deferred stock-based compensation	—	—	(38)	38	—	—	—
Amortization of deferred stock-based compensation	—	—	—	2,102	—	—	2,102
Exercise of common stock options	363	—	113	—	—	—	113
Issuance of common shares under stock purchase plan	104	—	588	—	—	—	588
Tax benefits realized from warrant exercises	—	—	1,199	—	—	—	1,199

Balance at December 31, 2005	28,492	28	103,674	(1,196)	471	16,838	119,815
Net loss	—	—	—	—	—	(11,911)	(11,911)	$(11,911)
Currency translation adjustment, net of tax	—	—	—	—	664	—	664	664
Unrealized gain on investments, net of tax	—	—	—	—	93	—	93	93

Comprehensive loss								$(11,154)

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(1,196)	1,196	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(142)	—	—	—	(142)
Stock-based compensation	—	—	4,666	—	—	—	4,666
Exercise of common stock options	683	1	216	—	—	—	217
Issuance of common shares under stock purchase plan	131	—	537	—	—	—	537
Excess tax benefits realized from employee stock option plans	—	—	98	—	—	—	98

Balance at December 31, 2006	29,306	29	107,853	—	1,228	4,927	114,037
Net loss	—	—	—	—	—	(30,932)	(30,932)	$(30,932)
Currency translation adjustment, net of tax	—	—	—	—	(58)	—	(58)	(58)
Unrealized loss on investments, net of tax	—	—	—	—	62	—	62	62

Comprehensive loss								$(30,928)

Stock-based compensation	—	—	3,392	—	—	—	3,392
Cumulative effect of adoption of FIN 48		—	—	—	—	311	311
Exercise of common stock options	580	1	149	—	—	—	150
Issuance of common shares under stock purchase plan	115	—	370	—	—	—	370
Tax benefit deficiency realized from employee stock option plans	—	—	(19)	—	—	—	(19)
Repurchase and retirement of common stock	(1,095)	(1)	(3,835)	—	—	—	(3,836)

Balance at December 31, 2007	28,906	$29	$107,910	$—	$1,232	$(25,694)	$83,477

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer products. Our product offerings include color display drivers, LED drivers, power management integrated circuits (ICs), analog audio, and touch sensor ICs. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on design, development and marketing of our products and outsource all of our semiconductor fabrication, assembly and test, which enables us to reduce the capital requirements of our business. We primarily focus on the portable handset market and consumer electronic device markets. We completed our initial public offering in June 2004, with net proceeds of approximately $76.5 million. We are incorporated in the state of Delaware.

Note 2.	Summary of Significant Accounting Policies

The audited consolidated financial statements include the accounts of Leadis Technology and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

Our audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, investments, income taxes, stock-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Foreign currency translation

Our Korean subsidiary uses its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are reported within accumulated other comprehensive income (loss). Foreign currency remeasurement gains and losses are included as a component of interest and other income (expense), net, in our consolidated statements of operations and have been insignificant for all years presented.

Foreign exchange contracts

We purchase forward contracts to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary and inventory purchases made in yen from suppliers in Japan. We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency transaction gains and losses are included in interest and other income (expense), net, in our consolidated statements of operations. We do not hedge foreign currency translation exposure.

Cash, cash equivalents and investments

We invest our cash in cash equivalents and investments through various banks and investment banking institutions. All investments are classified as available for sale. We do not hold or issue financial instruments for

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trading purposes. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Investments generally consist of highly liquid securities with original maturities in excess of 90 days. Short-term investments consist of a diversified portfolio of municipal bonds, commercial paper, corporate bonds and U.S. government agency bonds with maturities less than one year or greater than one year but specifically identified to fund current operations. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss). Realized gains and losses are included in interest and other income (expense), net. The cost of securities sold is based on the specific identification method. We recognize an impairment charge when a decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts or with professional investment managers. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses to date on deposits of our cash and cash equivalents.

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

Inventory valuation

We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record inventory reserves for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory reserves may be required. We specifically reserve for lower of cost or market if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The reserve is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. Our inventory reserve requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

In addition, we evaluate a liability for purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our allowance for inventory. As of December 31, 2007, the liability for these adverse purchase commitments was $1.3 million and was included in other accrued liabilities.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility is reasonably assured. Direct sales to customers are recognized upon

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipment of product, at which time legal title and risk of loss is transferred to our customers. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited rights of stock rotation on product unsold by the distributors. Because of the uncertainty associated with possible price concessions and returns, we defer the recognition of such sales and the related costs of sales until distributors have sold the product to their customers.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is subject to our annual impairment test during the third quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant decline in our market capitalization.

Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value. For the purposes of completing our SFAS 142 impairment test, we perform our analysis on a reporting unit basis. We utilize a two-step approach to testing goodwill for impairment. The first step tests for possible impairment by applying a fair value-based test. We estimate the fair value of a reporting unit using a projected discounted cash flow. In applying this methodology, we rely on a number of factors, including actual operating results, our internal projections of future unit volume and timing of revenue, margins and operating costs, and estimated risk premiums within discount rates. Many of these assumptions require us to make subjective estimates. The second step, if necessary, measures the amount of such impairment by applying fair value-based tests to individual assets and liabilities.

During the fourth quarter of 2007, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our goodwill. In our estimation, the fair value of the reporting unit exceeded our carrying value of such unit and so we recorded no impairment of goodwill in 2007. If actual results are not consistent with our projections used in estimating these cash flows and fair value, we may be required to record impairment losses that could be material to our results of operations.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant decline in our market capitalization.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on the estimated discounted future cash flows expected to be generated by the asset.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2007, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our intangible assets subject to amortization and long-lived assets. In our estimation, the future cash flows expected to be generated by the assets exceeded our carrying value of the assets and so we recorded no impairment in 2007. If actual results are not consistent with our projections used in estimating these cash flows, we may be required to record impairment losses that could be material to our results of operations.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

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

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented below. We accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years.

Stock-Based Compensation Information under SFAS No. 123(R)

Research and development, and selling, general and administrative costs in 2007 and 2006 include stock based compensation expenses recorded under SFAS 123R, and costs in 2005 recorded under APB No. 25 as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
	SFAS123R	SFAS123R	APB 25

Cost of sales	$122	$417	$97
Research and development	1,046	1,017	794
Selling, general and administrative	2,224	3,232	1,211

Total stock-based compensation expense	$3,392	$4,666	$2,102

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of SFAS No. 123(R), we continued to value stock-based awards under the Black-Scholes model that was previously used for pro forma disclosures required under SFAS No. 123. Under the Black-Scholes model, the assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during 2007 and 2006 were as follows (annualized percentages):

	Year Ended		Year Ended
	December 31,		December 31,
	2007		2006
	Stock Options	ESPP	Stock Options	ESPP

Expected term (years)	4.56	0.75	4.25	0.73
Volatility	49%	43%	56%	67%
Risk-free interest rate	4.4%	4.7%	4.7%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$1.68	$1.22	$2.47	$2.63

Volatility for 2007 and 2006 is based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is 4.25 years, calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

We recorded $3.4 million and $4.7 million in stock-based compensation expense in 2007 and 2006, respectively, related to stock-based awards granted during the period and outstanding at the beginning of the year. No amounts were capitalized in inventory related to stock-based compensation as such amounts were insignificant at each balance sheet date presented. We realized $19,000 of tax benefit deficiency from stock options exercised in 2007 and $98,000 of excess tax benefit from stock options exercised in 2006. These amounts resulted in a decrease to additional paid in capital of $19,000 in 2007 and an increase of $98,000 to additional paid in capital in 2006.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information under SFAS No. 123 for the year ended December 31, 2005

Had compensation expense been determined based on the fair value at the grant date for all employee awards, consistent with the provisions of SFAS No. 123, our pro forma net loss and pro forma net loss per share for the year ended December 31, 2005 would have been as follows (in thousands, except per share data):

Year Ended
December 31,
2005

Net loss as reported	$(11,350)
Deduct: stock-based employee compensation expense included in reported net loss, net of tax	1,522
Add: total stock-based employee compensation determined under fair value based method for all awards, net of tax	(4,105)

Pro forma net loss	$(13,933)

Basic net loss per share as reported	$(0.40)

Diluted net loss per share as reported	$(0.40)

Pro forma basic net loss per share	$(0.50)

Pro forma diluted net loss per share	$(0.50)

The fair value of the stock options and stock purchase plan rights were estimated on the date of grant based on the following weighted average assumptions:

	Year Ended
	December 31,
	2005
	Stock Options	ESPP

Expected term (years)	3.66	0.67
Volatility	83%	94%
Risk-free interest rate	4.0%	2.5%
Dividend yield	0.0%	0.0%
Weighted average estimated value	$3.66	$3.08

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net loss before cumulative effect of change in accounting principle	$(30,932)	$(12,053)	$(11,350)

Net loss	$(30,932)	$(11,911)	$(11,350)

Denominator:
Weighted-average common shares outstanding	29,131	28,887	28,290
Less: unvested common shares subject to repurchase	(12)	(85)	(147)

Total shares, basic	29,119	28,802	28,143

Effect of dilutive securities:
Stock options and warrants	—	—	—
Unvested shares subject to repurchase and restricted stock units	—	—	—

Total shares, diluted	29,119	28,802	28,143

Net loss per common share before cumulative effect of change in accounting principle, basic	$(1.06)	$(0.42)	$(0.40)
Cumulative effect of change in accounting principle	—	0.01	—

Net loss per common share, basic	$(1.06)	$(0.41)	$(0.40)

Net loss per common share before cumulative effect of change in accounting principle, diluted	$(1.06)	$(0.42)	$(0.40)
Cumulative effect of change in accounting principle	—	0.01	—

Net loss per common share, diluted	$(1.06)	$(0.41)	$(0.40)

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	December 31,
	2007	2006	2005

Stock options	6,633	5,506	5,391
Unvested shares subject to repurchase	1	24	147
Restricted stock units	185	—	—

Comprehensive income (loss), net of tax

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between our net loss and comprehensive loss is from foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated other comprehensive income, as reported on the Consolidated Balance Sheets, included the following components (in thousands):

	December 31,
	2007	2006

Unrealized gain on available for sale securities, net of tax	$82	$20
Cumulative translation adjustment, net of tax	1,150	1,208

Accumulated other comprehensive income	$1,232	$1,228

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. Adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. Adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. However, the resulting fair values calculated under SFAS No. 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations consummated in fiscal years beginning after December 15, 2008. The impact of the standard on our financial position and results of operations will be dependent upon the number of and magnitude of acquisitions that are consummated once the standard is effective.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of December 31, 2007, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2008. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

Note 3.	Business Combinations

On February 28, 2007, we completed the acquisition of Mondowave, Inc., a privately held analog semiconductor company specializing in low-power consumer audio applications. Under the terms of the agreement, we acquired all of Mondowave’s outstanding common stock for $8.0 million in cash. In addition, we are obligated to pay former Mondowave employees bonuses in future periods for retention and earn out performance goals, all of which will be accounted for as compensation expense. Through this acquisition, we expanded into the analog audio component business.

We allocated the $8.1 million purchase price, which included direct acquisition costs of approximately $65 thousand, to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill (which is not deductible for tax purposes). The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Intangible assets are amortized on a straight-line basis over their respective useful lives. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and no alternative future uses existed. The fair value assigned to IPR&D was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing IPR&D were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of February 28, 2007:

		Straight-Line
	Fair Market	Depreciation/
	Value	Amortization Period
	(In thousands)

Cash	$186
Other current assets	115
Property and equipment	93	3-5 years
In-process research and development	1,320
Goodwill	2,586
Intangible assets:
Developed technology	4,440	2 years
Non-compete covenant agreements	864	3 years

Total assets acquired	9,604

Current liabilities	(50)
Deferred tax liabilities, net	(1,489)

Total liabilities assumed	(1,539)

Net assets acquired	$8,065

In addition to $8.1 million net assets acquired, we are obligated to pay retention bonuses of $2.5 million in 2008 and $2.5 million in 2009, and may be obligated to make earn-out payments to certain former Mondowave, Inc. employees who joined the Company as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave, Inc. employees upon their continued employment over the next three years. We have deposited $2.5 million of cash in an account for the retention bonuses to be paid to designated former Mondowave, Inc. employees upon the first anniversary of the acquisition close, pursuant to the terms of the acquisition agreement. The $2.5 million plus accumulated interest is presented as restricted cash on the consolidated balance sheet.

On December 21, 2007, we completed the acquisition of Acutechnology Semiconductor, Inc., a privately held analog semiconductor company specializing in power management integrated circuits. Under the terms of the agreement, we acquired all of Acutechnology’s outstanding common stock for $5.0 million in cash. In addition, we are obligated to pay former Acutechnology employees earn out bonuses up to a maximum of 3% of revenue generated from certain products introduced by the former Acutechnology employees upon their continued employment with us, all of which will be accounted for as compensation expense. Through this acquisition, we added power management products and design expertise to our company.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We allocated the $5.0 million purchase price to tangible assets and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill (which is not deductible for tax purposes). The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Intangible assets are amortized on a straight-line basis over their respective useful lives. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and no alternative future uses existed. The fair value assigned to IPR&D was determined using the income approach and applying a discount rate of 28% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing IPR&D were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable.

The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of December 21, 2007:

		Straight-Line
		Depreciation /
	Fair Market Value	Amortization Period
	(In thousands)

Cash	$152
Other current assets	49
Property and equipment	3	3-5 years
In-process research and development	650
Goodwill	2,241
Intangible assets:
Developed technology	1,390	3 years
Customer relationships and backlog	1,053	4 years
Non-compete covenant agreements	468	3 years

Total assets acquired	6,006
Deferred tax liabilities, net	(1,006)

Net assets acquired	$5,000

The consolidated financial statements for 2007 include the results of operations of Mondowave, Inc., and Acutechnology Semiconductor, Inc. commencing as of their respective acquisition dates.

The following supplemental pro forma financial information summarizes the combined results of operations for the Company, Mondowave, Inc. and Acutechnology Semiconductor, Inc. as though the companies had been combined at the beginning of each period presented. The in-process research and development charge is included in the results for 2007 and 2006.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share amounts):

	December 31,
	2007	2006

Revenue	$40,789	$103,754
Loss before cumulative effect of change in accounting principle	($30,753)	($13,738)
Cumulative effect of change in accounting principle, net of tax	$—	$142
Net loss	$(30,753)	$(13,596)
Net loss per share — basic and diluted	($1.06)	$(0.47)

On September 21, 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation, a privately held analog semiconductor company. As the acquired technology has not yet reached technical feasibility and no alternative uses exist, the full purchase price was expensed to in-process research and development upon acquisition.

Note 4.	Goodwill and Intangible Assets

There were no changes in the $0.3 million carrying value of goodwill in 2006. In 2007, we recorded additional goodwill of $4.8 million in relation to our acquisitions as discussed in Note 3, Business Combinations.

As discussed in Note 3, Business Combinations, we acquired Mondowave, Inc. in the first quarter of 2007 and Acutechnology Semiconductor, Inc. in the fourth quarter of 2007, resulting in acquisition-related intangible assets. Acquisition-related intangible assets at December 31, 2007 consist of the following (in thousands):

	Gross	Accumulated
	Assets	Amortization	Net
	(In thousands)

Developed technology	$5,830	$(1,850)	$3,980
Non-compete covenant agreements	1,332	(240)	1,092
Customer relationship and backlog	1,053	—	1,053

Total acquisition-related intangible assets	$8,215	$(2,090)	$6,125

Amortization expense of acquisition-related intangible assets was $2.1 million for the year ended December 31, 2007. Estimated future amortization expense related to acquisition-related intangible assets at December 31, 2007 is as follows:

(In thousands)

Future amortization:
2008	$3,391
2009	1,541
2010	931
2011	262

Total	$6,125

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Financial Statement Details

Available for sale securities

The following is a summary of available for sale securities at December 31, 2007 (in thousands):

	Original	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$6,985	$—	$—	$6,985
U.S. government agency bonds	18,662	25	—	18,687
Foreign debt securities	999	—	—	999
Auction rate securities	6,500	—	—	6,500
Commercial paper	15,586	—	(1)	15,585
Corporate bonds	12,295	56	(5)	12,346

	$61,027	$81	$(6)	$61,102

Included in:
Cash and cash equivalents				$27,809
Short-term investments				$30,293
Long-term investments				$3,000

The following is a summary of available for sale securities at December 31, 2006 (in thousands):

	Original	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$9,451	$—	$—	$9,451
U.S. government agency bonds	20,938	3	(12)	20,929
Foreign debt securities	987	1	—	988
Auction rate securities	14,750	—	—	14,750
Commercial paper	38,591	—	(1)	38,590
Corporate bonds	9,189	—	(12)	9,177

	$93,906	$4	$(25)	$93,885

Included in:
Cash and cash equivalents				$50,040
Short-term investments				$43,845

Our portfolio of available for sale securities by contractual maturity at December 31, 2007 was as follows (in thousands):

2007

Due in one year or less	$46,743
Due after one year through five years	7,859
Due after five years	6,500

$61,102

The fair value of investments with loss positions was $13.1 million and $21.2 million at December 31, 2007 and 2006, respectively and such investments have been in continuous unrealized loss positions for less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. Our available for sale securities include auction rate securities (ARS) of $6.5 million (at

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost) as of December 31, 2007. ARS are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par, in a modified Dutch auction process. If sell orders exceed buy orders in the auction, the auction is said to “fail.” The funds associated with failed auctions will not be accessible and a fair market value not established until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured. As of December 31, 2007, there had been no failed auctions in our ARS, and therefore the fair value of these securities approximated their $6.5 million carrying value. Subsequent to December 31, 2007, we sold $3.5 million of ARS, but we have experienced first failed auctions in $3.0 million of ARS holdings in our portfolio in February 2008. These ARS are securitized packages of student loans whose repayment is guaranteed by the federal government under the Federal Family Education Loan Program. They are issued by nonprofit state higher education organizations of Montana, Kentucky, and Mississippi and are rated Aaa by Moody’s Investor Services. Although we believe that any decline in the fair market value of these securities is temporary, there is a risk that a decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value of these auction rate securities is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. As our ability to liquidate the remaining $3 million of ARS in the next twelve months is uncertain, we have classified those securities with failed auctions as long-term investments in our consolidated balance sheet. We have the ability and intent to hold these ARS and other investments until recovery of their carrying values. We also believe that we will be able to collect both principal and interest amounts due to us at maturity, given the high credit quality of these investments.

Gains or losses realized from the sale of available for sale securities were insignificant in all years presented.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2007	2006

Accounts receivable, gross	$5,816	$17,791
Allowance for doubtful accounts	(29)	(392)

Accounts receivable, net	$5,787	$17,399

Changes in allowance for doubtful accounts during 2007, 2006 and 2005 were as follows (in thousands):

Balance December 31, 2004	$561
Provision/Adjustments	(26)
Write-offs	(41)

Balance December 31, 2005	494
Provision/Adjustments	(60)
Write-offs	(42)

Balance December 31, 2006	392
Provision/Adjustments	(363)
Write-offs	—

Balance December 31, 2007	$29

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006

Finished goods	$1,427	$4,307
Work in process	783	2,717

	$2,210	$7,024

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2007	2006

Computer equipment and software	$4,841	$3,411
Machinery, equipment and vehicles	2,764	2,495
Furniture and fixtures	369	292
Building	290	293
Leasehold improvements	494	382

	8,758	6,873
Less: accumulated depreciation and amortization	(4,224)	(2,713)

	$4,534	$4,160

Depreciation and amortization expense was $1.5 million, $1.2 million and $0.8 million for 2007, 2006 and 2005, respectively. At December 31, 2007, computer equipment and software included $1.1 million of software licenses acquired under financing.

Other accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Accrued compensation costs	$3,776	$1,083
Warranty accruals	220	928
Reserve for adverse purchase commitments	1,255	887
Other accrued liabilities	1,440	907

	$6,691	$3,805

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in our liability for product warranty during 2007, 2006 and 2005 were as follows (in thousands):

Balance December 31, 2004	$2,358
Accruals for warranty	612
Adjustments made	(1,110)
Settlements made	(1,021)

Balance December 31, 2005	839
Accruals for warranty	907
Adjustments made	(704)
Settlements made	(114)

Balance December 31, 2006	928
Accruals for warranty	740
Adjustments made	(568)
Settlements made	(880)

Balance December 31, 2007	$220

As actual warranty claim experience has been below our expected claim rates, we have reduced our warranty liability via adjustments in 2007, 2006 and 2005.

Revenue and accounts receivable by customer

	% of Revenue for the			% of Accounts Receivable
	Year Ended December 31,			at December 31,
	2007	2006	2005	2007	2006

TPO Displays Corp. **	53%	31%	21%	84%	42%
Rikei Corp.	29%	*	*	*	17%
Samsung SDI	*	35%	42%	*	16%
AU Optronics Corp.	*	21%	*	*	15%
Hosiden Corp.	*	*	17%	*	*

*	Less than 10%

**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2007, 2006 and 2005 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, Hosiden Corporation, Rikei Corporation, Samsung Displays, Inc (SDI) Co. and TPO Displays Corporation, which collectively accounted for 90%, 87%, and 80% of our revenue in 2007, 2006 and 2005, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and other income (expense), net

Interest and other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest income	$4,468	$4,762	$3,034
Foreign exchange gain (loss)	(70)	(473)	(214)
Other income (expense), net	(6)	60	(102)

	$4,392	$4,349	$2,718

Note 6.	Commitments and Contingencies

Indemnifications

In the normal course of our business, we enter into contracts that contain a variety of representations and warranties and provide for general indemnifications. In addition, we indemnify our officers and directors. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. No claims have been made to date, nor have we been required to defend any action related to our indemnification obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Operating leases and financing

We lease facilities under non-cancelable lease agreements expiring at various times through 2010. In some instances, lease terms require us to pay maintenance and repair costs. Future minimum lease payments under non-cancelable operating leases and payments for software licenses acquired under financing arrangements are as follows (in thousands):

						Total
				2011 and	Less:	Minimum
	2008	2009	2010	thereafter	Interest	Payments

Operating leases	$947	$496	$182	$—	$—	$1,625
Software license installment payments	613	680	429	—	(111)	$1,611

	$1,560	$1,176	$611	$—	$(111)	$3,236

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $1.3 million in 2007, $1.2 million in 2006, and $0.7 million in 2005.

Note 7.	Common Stock and Preferred Stock

Our certificate of incorporation, as amended, authorizes us to issue 120,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2007, there were 28,905,998 shares of common stock issued and outstanding. At December 31, 2006, there were 29,306,230 shares of common stock issued and outstanding.

In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. The 2007 stock repurchase activity under this program is summarized as follows (in thousands, except per share amount):

Total Number of	Average Price per	Total Amount
Shares Purchased	Share	Repurchased

1,095	$3.50	$3,837

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All common stock shares repurchased were retired in 2007. The purchase price of the shares of common stock purchased is reflected as a reduction to stockholders’ equity.

At December 31, 2007 and 2006, there were 5,000,000 shares of preferred stock authorized for issuance, none of which were outstanding.

Note 8.	Stock Plans

Stock option plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and nonstatutory stock options to employees, directors and consultants. As of December 31, 2007, options exercisable for 723,033 shares were outstanding under the 2000 Plan and no shares were available for future grant.

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

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity under the Plans (shares in thousands):

	Options and
	Restricted
	Stock Units		Weighted
	Available for		Average
	Future	Outstanding	Exercise
	Issuance	Options	Price

Balance at December 31, 2006	5,480	5,506	$3.78
Authorized	1,510	—
Restricted stock units granted	(229)	—
Restricted stock units forfeited	44	—
Options granted	(2,729)	2,729	$3.65
Options exercised	—	(580)	$0.26
Options forfeited/cancelled	1,022	(1,022)	$5.45

Balance at December 31, 2007	5,098	6,633	$3.78

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at December 31, 2007 and vesting during the years then ended (shares in thousands):

		Average
	Number of	Grant Date
	Shares	Fair Value

Shares issued but unvested, December 31, 2006	24	$5.79
Vested	(23)	$9.42

Shares issued but unvested, December 31, 2007	1	$10.12

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2007 (shares and aggregate intrinsic value in thousands):

Options Outstanding				Options Vested and Exercisable
	Weighted	Weighted			Weighted	Weighted
	Average	Average		Shares	Average	Average
	Remaining	Exercise	Aggregate	Vested	Remaining	Exercise	Aggregate
Shares	Contractual	Price	Intrinsic	and	Contractual	Price	Intrinsic
Outstanding	Life in Years	per Share	Value	Exercisable	Life in Years	per Share	Value

6,633	4.91	$3.78	$3,696	3,138	4.53	$3.27	$3,664

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.86 as of December 31, 2007, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at December 31, 2007 was 1.4 million shares.

Total intrinsic value of options exercised was $2.0 million, $2.4 million, and $2.0 million for 2007, 2006 and 2005, respectively. Total cash received by us related to option exercises was $0.1 million, $0.2 million, and $0.1 million for 2007, 2006 and 2005, respectively. Upon option exercise, we issue new shares of stock. Under SFAS 123(R), we realized $19,000 of tax benefit deficiency from stock options exercised in 2007 and $98,000 of excess tax benefit from stock options exercised in 2006.

Total options vested and expected to vest at December 31, 2007 were 6.1 million shares with a weighted average remaining contractual life of 4.9 years and weighted average exercise price of $3.74 per share. Total intrinsic value in respect to options vested and expected to vest was $3.7 million at December 31, 2007.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total unrecognized compensation cost of $5.2 million related to options outstanding at December 31, 2007 will be recognized over a weighted-average period of 2.25 years.

Restricted Stock Units

In March 2007, we granted restricted stock units to employees under the 2004 Plan. Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock at a rate of one share for one unit, net of shares withheld to satisfy minimum statutory tax requirements where applicable. The following table summarizes activity under the restricted stock unit program (in thousands):

Year Ended
December 31, 2007

Granted	229
Forfeited	(44)

Outstanding	185

The weighted average fair value of the restricted stock units granted was $4.02 per share, calculated based upon the fair market value of our stock at the date of grant. As of December 31, 2007, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of approximately one year.

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 115,503 and 130,750 shares under the ESPP during 2007 and 2006, respectively.

Total unrecognized compensation cost of $57,000 related to shares issued under the ESPP outstanding at December 31, 2007 will be recognized in 2008.

Stock options issued to non-employees

During 2007 and 2006, we did not grant options to non-employees to purchase common stock. During 2005, we granted options to consultants to purchase 5,500 shares of common stock with a weighted average exercise price of $6.32. The fair value of options granted to consultants was estimated using the Black-Scholes model and total expense was $0, $0 and $24,000 in 2007, 2006 and 2005, respectively.

Note 9.  Income Taxes

U.S. and foreign components of loss before income taxes were (in thousands):

	Year Ended December 31,
	2007	2006	2005

US operations	$(10,500)	$(4,449)	$(2,303)
Foreign operations	(21,412)	(7,081)	(8,282)

Total pretax loss	$(31,912)	$(11,530)	$(10,585)

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, accumulated unremitted earnings from our Korea subsidiary were approximately $6.8 million. Accumulated unremitted foreign earnings as of December 31, 2006 were $6.0 million. Earnings from Korea operations, after recognition of a full provision for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to taxation by the federal government of the United States and other jurisdictions, subject to an adjustment for foreign tax credits.

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$466	$(151)	$(1,833)
State	1	13	36
Foreign	334	665	650

Total current	801	527	(1,147)

Deferred:
Federal	(1,960)	(119)	1,992
State	114	150	(83)
Foreign	65	(35)	3

Total deferred	(1,781)	(4)	1,912

Total provision for (benefit from) income taxes	$(980)	$523	$765

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$921	$10
Tax credits	327	15
Stock based compensation	1,059	704
Accruals, reserves and other	503	188
Property and equipment and other	150	62

Gross deferred tax assets	2,960	979
Less: Valuation allowance	(823)	(381)

Net deferred tax assets	2,137	598

Deferred tax liabilities:
Intangible assets and other	(2,196)	—
Other comprehensive income	(524)	(517)

Total deferred tax liabilities	(2,720)	(517)

Net deferred tax assets (liabilities)	$(583)	$81

At December 31, 2007, we had approximately $1.6 million of federal net operating loss carryforwards and $5.8 million of California state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2027 and 2015, respectively. At December 31, 2007, we also had $0.2 million and $0.2 million of research and development tax credit for federal and state purposes, respectively.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal research credits expire in 2027. Pursuant to the ownership change provisions of the Tax Relief Act of 1986, utilization of our net operating loss and research and development tax credit carryforwards may be limited if a change of ownership of more than 50% occurs within any three-year period.

We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. In 2007, we established a valuation allowance of approximately $0.8 million for the Company’s California state deferred tax assets, increasing our income tax expense. During 2006, we established valuation allowances of approximately $0.4 million for the US federal deferred tax assets and $0.2 million for California state deferred tax assets in the U.S. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In connection with the purchase accounting resulting from the acquisition of Mondowave, Inc. and Acutechnology Semiconductor, Inc., during 2007, we recorded deferred tax liabilities of approximately $2.9 million. This deferred tax liability is the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceed our deferred tax assets, the U.S. deferred tax valuation allowance previously recorded was reversed, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liabilities related to Mondowave, Inc. and Acutechnology Semiconductor, Inc. will be reduced in future periods as the identified intangible assets are amortized.

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

As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, and related accrued interest, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits and related accrued interest from current to noncurrent liabilities, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $2.4 million at December 31, 2007 and relate to U.S., state and various foreign jurisdictions. This amount included $0.3 million of interest and penalties. If recognized, all $2.4 million of unrecognized tax benefits and related interest and penalties would reduce our income tax expense and effective tax rate. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. During the year ended December 31, 2007, the company recorded approximately $110 thousand of interest and penalties related to uncertain tax positions. The company believes it is reasonably possible that a decrease to its unrecognized tax benefits of $0.6 million could occur within the next twelve months as a result of the lapse of applicable statutes of limitations.

A reconciliation of total gross unrecognized tax benefits for the year ended December 31, 2007 is as follows (in thousands):

Balance at January 1, 2007	$1,519
Additions based on tax positions taken during the current year	619
Reductions due to lapsing of applicable statute of limitations	(58)

Balance at December 31, 2007	$2,080

We file US, California, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years remain subject to examination by federal tax authorities, and the 2003 through 2007 tax years remain subject to examination by California state tax authorities. In significant foreign jurisdictions the

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing tax examinations by tax authorities at this time.

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

The differences between the U.S. federal statutory income tax rate and our effective tax rate are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax at federal statutory rate	$(11,170)	$(4,036)	$(3,705)
State income taxes, net of federal tax benefit	(515)	4	(24)
Stock-based compensation	911	871	736
Foreign earnings taxed at different rates	8,348	3,169	3,792
Change in valuation allowance	862	645	—
In-process research and development	704	—	—
Tax credits	(173)	—	(18)
Tax exempt interest income	—	(33)	(277)
Other	53	(97)	261

Total provision for (benefit from) income taxes	$(980)	$523	$765

Note 10.	Operating Segment and Geographic Information

We operate in one operating segment, comprising analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer products.

As of December 31, 2007, 2006, and 2005, 36%, 8%, and 10%, respectively, of our tangible long-lived assets were maintained in the United States. Our other long-lived assets at each year-end were maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Year Ended December 31,
	2007	2006	2005

China	58%	82%	55%
Japan	29%	6%	—
Taiwan	9%	4%	13%
Korea	4%	8%	32%

Total revenue	100%	100%	100%

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO, demand for our OLED (color organic light-emitting diodes) products was already slowing due to competition from one of our existing customers and that we failed to disclose that we were not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment has been entered in favor of us and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Court of Appeals held a hearing for oral argument on the appeal in February 2008, and we anticipate that the Court of Appeals will render its decision within the next six months.

SUPPLEMENTARY FINANCIAL DATA
Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2007
Revenue	$13,670	$9,735	$9,943	$6,233
Cost of sales	$12,298	$8,678	$8,857	$6,510
Gross profit	$1,372	$1,057	$1,086	$(277)
Research and development expenses	$3,361	$4,478	$5,390	$5,370
Selling, general and administrative expenses	$3,224	$3,608	$4,318	$5,233
Amortization of purchased intangible assets	$209	$627	$627	$627
In-process research and development	$1,320	$—	$500	$650
Operating loss	$(6,742)	$(7,656)	$(9,749)	$(12,157)
Net loss	$(5,458)	$(6,066)	$(8,359)	$(11,049)
Basic net loss per share	$(0.19)	$(0.21)	$(0.29)	$(0.38)
Diluted net loss per share	$(0.19)	$(0.21)	$(0.29)	$(0.38)
Weighted-average number of shares used in basic net loss per share calculation	29,329	29,376	28,973	28,813
Weighted-average number of shares used in diluted net loss per share calculation	29,329	29,376	28,973	28,813

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2006
Revenue	$24,057	$30,936	$22,312	$23,903
Cost of sales	$20,395	$27,848	$19,443	$20,820
Gross profit	$3,662	$3,088	$2,869	$3,083
Research and development expenses	$3,635	$3,394	$3,797	$2,970
Selling, general and administrative expenses	$3,659	$3,864	$3,316	$3,946
Operating loss	$(3,632)	$(4,170)	$(4,244)	$(3,833)
Cumulative effect of change in accounting principle, net of tax	$142	$—	$—	$—
Net loss	$(2,790)	$(3,226)	$(2,822)	$(3,073)
Basic net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.11)
Diluted net loss per share	$(0.10)	$(0.11)	$(0.10)	$(0.11)
Weighted-average number of shares used in basic net loss per share calculation	28,455	28,654	28,935	29,187

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included under Item 8 in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective at that reasonable assurance level. However, due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item relating to our directors and executive officers is incorporated by reference from the definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”). We have adopted a written code of conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of conduct is posted on our website at www.leadis.com. Amendments to, and waivers from, the code of conduct that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of conduct definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

2.	Exhibits:

Exhibit No.		Description of Document

3.1		Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws of Leadis Technology, Inc.(15)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Form of Specimen Certificate for Registrant’s common stock.(2)
4.3		Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock.(1)
10	.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements.(1)
10	.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement.(1)
10	.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.(1)
10	.4†	Registrant’s 2004 Employee Stock Purchase Plan.(1)
10	.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.(1)
10	.6†	Employment Agreement with Ken Lee, dated August 15, 2002.(1)
10	.7†	Employment Agreement with Victor Lee, dated December 3, 2002.(1)
10	.8†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(3)
10	.9†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.(3)
10	.10†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.(16)
10.11		Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004.(4)
10.12		Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited — Mobile Display Systems, dated December 15, 2004.(4)
10	.13†	Registrant’s 2005 Management Bonus Plan.(5)
10	.14†	Employment Agreement with Chol Chong, dated April 1, 2005.(6)
10	.15†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005.(7)
10	.16†	Registrant’s Non-Employee Director Cash Compensation Policy.(8)
10	.17†	Employment Agreement with Jose Arreola dated January 20, 2006.(9)
10.18		Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.(12)
10	.19†	Registrant’s 2006 Management Bonus Plan.(10)
10	.20†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives.(11)

Exhibit No.		Description of Document

10	.21†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(13)
10.22		First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007.(14)
10	.23†	Registrant’s 2007 Management Bonus Plan.(17)
10	.24†	Registrant’s 2008 Management Bonus Plan.(18)
21.1		Subsidiaries of the Registrant.(19)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(19)
24.1		Power of Attorney (see signature page).
31.1		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(19)
31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(19)
32.1		Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (19)(20)
32.2		Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (19)(20)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Form 10-K for year ended December 31, 2006.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2007.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 15, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2008.

(19)	Filed herewith.

(20)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 17th day of March 2008.

LEADIS TECHNOLOGY, INC.

By:	/s/ John K. Allen
John K. Allen
Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio R. Alvarez and John K. Allen, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Antonio R. Alvarez Antonio R. Alvarez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ John K. Allen John K. Allen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Keunmyung Lee Keunmyung Lee	Executive Vice President, Chief Operating Officer and Director	March 17, 2008

/s/ Byron Bynum Byron Bynum	Director	March 17, 2008

/s/ Alden Chauvin, Dr. Alden Chauvin	Director	March 17, 2008

/s/ Kenneth Goldman Kenneth Goldman	Director	March 17, 2008

/s/ Doug Mcburnie Doug Mcburnie	Director	March 17, 2008

Signature	Title	Date

/s/ James Plummer James Plummer	Director	March 17, 2008

/s/ Jack Saltich Jack Saltich	Director	March 17, 2008

/s/ I-Wei Wu I-Wei Wu	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.		Description of Document

3.1		Registrant’s Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws of Leadis Technology, Inc.(15)
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2		Form of Specimen Certificate for Registrant’s common stock.(2)
4.3		Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock.(1)
10	.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements.(1)
10	.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement.(1)
10	.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement.(1)
10	.4†	Registrant’s 2004 Employee Stock Purchase Plan.(1)
10	.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors.(1)
10	.6†	Employment Agreement with Ken Lee, dated August 15, 2002.(1)
10	.7†	Employment Agreement with Victor Lee, dated December 3, 2002.(1)
10	.8†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(3)
10	.9†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan.(3)
10	.10†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan.(16)
10.11		Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004.(4)
10.12		Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited — Mobile Display Systems, dated December 15, 2004.(4)
10	.13†	Registrant’s 2005 Management Bonus Plan.(5)
10	.14†	Employment Agreement with Chol Chong, dated April 1, 2005.(6)
10	.15†	Employment Agreement with Antonio R. Alzarez dated November 28, 2005.(7)
10	.16†	Registrant’s Non-Employee Director Cash Compensation Policy.(8)
10	.17†	Employment Agreement with Jose Arreola dated January 20, 2006.(9)
10.18		Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006.(12)
10	.19†	Registrant’s 2006 Management Bonus Plan.(10)
10	.20†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives.(11)
10	.21†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan.(13)
10.22		First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007.(14)
10	.23†	Registrant’s 2007 Management Bonus Plan.(17)
10	.24†	Registrant’s 2008 Management Bonus Plan.(18)
21.1		Subsidiaries of the Registrant.(19)
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.(19)
24.1		Power of Attorney (see signature page).
31.1		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(19)
31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(19)

Exhibit No.	Description of Document

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (19)
32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (19)

†	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 17, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(13)	Form 10-K for year ended December 31, 2006.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2007.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 15, 2007.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2008.

(19)	Filed herewith.