Form 10-Q
period 2008-03-31
LEADIS TECHNOLOGY INC
filed 2008-05-12
CIK 1130626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 000-50770

Leadis Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
800 W. California Avenue, Suite 200
Sunnyvale, California 94086
(Address of principal executive office and zip code)
(408) 331-8600
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☑ NO ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          As of April 30, 2008, 29,148,086 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$39,450	$33,945
Short-term investments	15,442	31,286
Accounts receivable, net	5,340	5,787
Inventories	1,706	2,210
Income taxes receivable and deferred tax assets	3,587	3,038
Restricted cash	2,418	2,508
Prepaid expenses and other current assets	1,483	1,232

Total current assets	69,426	80,006
Property and equipment, net	4,021	4,534
Goodwill	5,189	5,108
Intangible assets, net	5,277	6,125
Long term investments	2,607	3,000
Other assets	1,513	806

Total assets	$88,033	$99,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,331	$4,538
Income taxes payable and deferred tax liabilities	445	353
Deferred margin	303	6
Other accrued liabilities	3,811	6,691

Total current liabilities	9,890	11,588
Income taxes payable and deferred tax liabilities	3,621	3,439
Other noncurrent liabilities	938	1,075

Total liabilities	14,449	16,102

Contingencies (Note 9)
Stockholders’ equity:
Additional paid-in capital	108,816	107,939
Accumulated other comprehensive income	537	1,232
Accumulated deficit	(35,769)	(25,694)

Total stockholders’ equity	73,584	83,477

Total liabilities and stockholders’ equity	$88,033	$99,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$5,607	$13,670
Cost of sales	5,609	12,298

Gross profit (loss)	(2)	1,372

Operating expenses:
Research and development	5,333	3,361
Selling, general and administrative	4,699	3,224
Amortization of intangible assets	848	209
In-process research and development	—	1,320

Total operating expenses	10,880	8,114

Operating loss	(10,882)	(6,742)
Interest and other income, net	798	1,238

Loss before income taxes	(10,084)	(5,504)
Benefit from income taxes	(10)	(46)

Net loss	$(10,074)	$(5,458)

Basic and diluted net loss per share	$(0.35)	$(0.19)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,015	29,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(10,074)	$(5,458)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	472	316
Amortization of intangible assets	848	209
Provision for excess and obsolete inventory	683	592
Deferred tax benefit	(296)	(138)
Share-based compensation	724	651
In-process research and development	—	1,320
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	448	6,136
Inventories	(179)	(1,893)
Income taxes receivable	(254)	380
Prepaid expenses and other assets	(1,037)	432
Accounts payable	796	(7,457)
Accrued liabilities	(2,914)	(137)
Income taxes payable	209	8
Deferred margin	297	(47)

Net cash used in operating activities	(10,277)	(5,086)

Cash flows from investing activities:
Sale or maturity of available for sale securities	27,300	21,048
Purchases of available for sale securities	(11,456)	(14,474)
Purchase of property and equipment	(105)	(101)

Acquisition of businesses, net of cash and cash equivalents acquired	—	(7,879)
Restricted cash	90	(2,500)

Net cash provided by (used in) investing activities	15,829	(3,906)

Cash flows from financing activities:
Proceeds from issuance of common stock	154	196
Principal payments on capital lease obligations	(68)	—

Net cash provided by financing activities	86	196

Effect of exchange rate changes on cash and cash equivalents	(133)	(52)

Net increase (decrease) in cash and cash equivalents	5,505	(8,848)
Cash and cash equivalents at beginning of period	33,945	62,697

Cash and cash equivalents at end of period	$39,450	$53,849

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
          Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 17, 2008.
          In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The balance sheet as of December 31, 2007 is derived from the audited financial statements as of and for the year then ended.
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
Goodwill
     We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS 142, “Goodwill and Other Intangible Assets.” Goodwill is subject to our annual impairment test during the third quarter of our fiscal year, or earlier if indicators of potential impairment exist, using a fair value-based approach. Factors we consider important which could trigger an impairment review include the following:

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
     During the first quarter of 2008, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our goodwill. In our estimation, the fair value of the reporting unit exceeded our carrying value of such unit; accordingly, we recorded no impairment of goodwill for the three months ended March 31, 2008. If actual results do not improve in line with our projections used in estimating these cash flows, or if our forecasts of future operating results are revised downward, we may be required to record impairment losses that could be material to our future results of operations.
Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:
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
     During the first quarter of 2008, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our intangible assets subject to amortization and long-lived assets. In our estimation, the future cash flows expected to be generated by the assets exceeded our carrying value of the assets; accordingly, we recorded no impairment in the three months ending March 31, 2008. If actual results do not improve in line with our projections used in estimating these cash flows, or if our forecasts of future operating results are revised downward, we may be required to record impairment losses that could be material to our future results of operations.
Net loss per share
          In accordance with Statement of Financial Accounting Standards No. 128, or SFAS 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options, warrants and unvested shares subject to repurchase using the treasury stock method, to the extent they are dilutive.

          The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:

Net loss	$(10,074)	$(5,458)

Denominator:
Weighted-average common shares outstanding	29,016	29,350
Less: Weighted-average unvested common shares subject to repurchase	(1)	(21)

Total shares, basic	29,015	29,329

Effect of dilutive securities:
Stock options	—	—
Restricted stock units and unvested shares subject to repurchase	—	—

Total shares, diluted	29,015	29,329

Net loss per share, basic and diluted	$(0.35)	$(0.19)

          The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	As of March 31,
	2008	2007
Stock options	7,579	6,832

Restricted stock units and unvested shares subject to repurchase	89	18
Comprehensive loss, net of tax
          The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net loss, as reported	$(10,074)	$(5,458)
Foreign currency translation adjustment	(494)	(65)
Unrealized gain (loss) on available for sale securities	(201)	13

Comprehensive loss	$(10,769)	$(5,510)

          The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	March 31,	December 31,
	2008	2007
Unrealized gain (loss) on available for sale securities, net of tax	$(119)	$82
Cumulative translation adjustment	656	1,150

Accumulated other comprehensive income	$537	$1,232

NOTE 2 — FAIR VALUE
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

          In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,105	$—	$—	$30,105
Corporate notes and bonds	11,417	—	—	11,417
Auction rate securities	—	—	2,607	2,607
U.S. government and agency securities	—	4,025	—	4,025

Total	$41,522	$4,025	$2,607	$48,154

          The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.
          Our Level 3 investments as of March 31, 2008 include auction rate securities (ARS) that are securitized packages of government guaranteed student loans. They are rated Aaa by Moody’s Investor Services. ARS are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of our ARS holdings were sold and others failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets, and recorded a temporary impairment charge in accumulated other comprehensive income of $0.4 million. Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions.
          The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value
Measurements using
Significant
Unobservable Inputs
(Level 3)
Auction rate
securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	(393)
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	3,000

Balance at March 31, 2008	$2,607

NOTE 3—INTANGIBLE ASSETS:
          During 2007, we acquired Mondowave Inc. and Acutechnology Semiconductor, Inc., resulting in acquisition-related intangible assets. Acquisition-related intangible assets at March 31, 2008 consist of the following (in thousands):

	Gross	Accumulated
	Assets	Amortization	Net
Acquisition-related intangible assets:
Developed technology	$5,830	$(2,521)	$3,309
Non-compete covenant agreements	1,332	(351)	981
Customer relationships	1,053	(66)	987

Total acquisition-related intangible assets	$8,215	$(2,938)	$5,277

          Amortization expense of acquisition-related intangible assets was $0.8 million for the three-month period ended March 31, 2008. Estimated future amortization expense related to acquisition-related intangible assets at March 31, 2008 is as follows (in thousands):

Year
2008 (remaining 9 months)	$2,543
2009	1,541
2010	931
2011	262

Total	$5,277

NOTE 4—INVENTORIES:
          Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Finished goods	$67	$1,427
Work-in-progress	1,639	783

	$1,706	$2,210

NOTE 5—INCOME TAXES:
          Our effective tax rate is based on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes.” We expect our effective tax rate for 2008 will be approximately 2%. Our effective tax rate of 0% in the three-month period ended March 31, 2008 resulted from discrete tax expense items recorded during the period.

          We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of March 31, 2008, our unrecognized tax benefits are approximately $2.6 million, of which $1.9 million, if recognized, would impact our effective tax rate. This amount includes $0.4 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of changes in transfer pricing methodologies, potentially impacting our net income (loss) by up to $1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
          We establish valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During the first quarter of 2008, we established an additional valuation allowance of approximately $0.2 million for our California state deferred tax assets, increasing our income tax expense by $0.2 million and our total valuation allowance on California state deferred tax assets to $1.0 million. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
          We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years remain subject to examination by federal tax authorities and the 2003 through 2007 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
NOTE 6—PRODUCT WARRANTY:
          Changes in our liability for product warranty, included in other accrued liabilities, during the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$220	$928
Accruals (adjustments) for warranty during the period	(41)	499
Settlements made during the period	—	(510)

Balance, end of period	$179	$917

          We provide for the estimated cost of product warranties as revenue is recognized, or as we are able to estimate the cost of specific warranty claims from customers. As actual warranty claim experience has been below our expected claim rates, we have reduced our warranty liability via adjustments in 2007 and the first quarter of 2008.
NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     Cost of sales, research and development, and selling, general and administrative costs in the first quarter of 2008 and 2007 include share-based compensation expenses recorded under Statement of Financial Accounting Standards No. 123R, or SFAS 123R, as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of sales	$19	$18
Research and development	133	196
Selling, general and administrative	572	437

	$724	$651

          A summary of activity under the stock benefit plans is as follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value
Balance, December 31, 2007	5,098	6,633	$3.78

Authorized	—	—
Options granted	(1,160)	1,160	$2.03
Options cancelled	86	(86)	$5.47
Options forfeited	66	(66)	$4.90
Restricted stock units forfeited	11
Options exercised	—	(62)	$2.00

Balance, March 31, 2008	4,101	7,579	$3.51

Vested and expected to vest, March 31, 2008		6,985	$3.49	4.70	$2,303

Vested and exercisable, March 31, 2008		3,299	$3.42	4.32	$2,285
          The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $1.93 as of March 31, 2008, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at March 31, 2008 was 1.3 million shares.
          Total intrinsic value of options exercised was approximately $125 thousand and $50 thousand for the three months ended March 31, 2008 and 2007, respectively. Total cash received by us related to option exercises was approximately $6 thousand and $2 thousand for the three months ended March 31, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. We realized no tax benefit in connection with these exercises.
          Total unrecognized compensation cost of $5.7 million related to options outstanding at March 31, 2008 will be recognized over a weighted-average period of approximately 2.2 years.
          Under the stock benefit plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at March 31, 2008 and vesting during the three months then ended (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Shares issued but unvested, December 31, 2007	1	$10.12
Vested during the three months ended March 31, 2008	(1)	$10.12

Shares issued but unvested, March 31, 2008	—	$—

Restricted Stock Units
          In March 2007, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units.

On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. A total of 75,643 shares vested during the three months ended March 31, 2008. As of March 31, 2008, 89,113 restricted stock units were outstanding, with grant-date fair value of $4.02 per share.
          The fair value of the restricted stock units was calculated based upon the fair market value of our stock at the date of grant. As of March 31, 2008, there was $0.4 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1 year.
Employee Stock Purchase Plan
          We issued 78,593 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the three months ended March 31, 2008. Total unrecognized compensation cost of $127 thousand related to shares issued under the ESPP outstanding at March 31, 2008 will be recognized in 2008.
Valuation and Expense Information under SFAS No. 123(R)
          We value share-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three months ended March 31, 2008 and 2007 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term	4.25	0.75	4.85	0.75
Volatility	47%	37%	51%	54%
Risk-free interest rate	2.4%	2.1%	4.5%	4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$0.82	$0.69	$1.95	$1.48
          Volatilities are based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and restricted stock units. We do not currently pay dividends and have no plans to do so in the future. During the first quarter of 2008, we evaluated the historical data on employee stock option exercises to estimate expected term of options granted. As a majority of the option exercises in 2006 and 2007 were by employees who left the company, we judged the historical data to be unsuitable to estimate the expected term of future option grants, and so pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 110, we continue to calculate the expected life of employee stock options using the simplified method allowed under SAB No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.
NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
          We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
          As of March 31, 2008 and December 31, 2007, 16% and 14%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.
          The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended
	March 31,
	2008	2007
China	71.5%	42.9%
Korea	5.9%	4.9%
Taiwan	18.2%	3.4%
Japan	3.3%	48.8%
United States	1.1%	—

Total revenue	100.0%	100.0%

NOTE 9—CONTINGENCIES:
          On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the Company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and a judgment was entered in favor of us and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. On April 18, 2008, the Court of Appeals reversed the trial court’s decision and remanded the case back to the District Court. On May 9, 2008, the defendants filed a petition for rehearing with the Court of Appeals. If this petition is not granted, or the recent decision of the Court of Appeals is affirmed, the case will return to the District Court level for further proceedings at the early stages of litigation.
          We have received a claim from a licensor of certain CSTN display technology, alleging that we are responsible for the payment of royalties on certain past sales of CSTN display drivers made by us to one of our major customers. The total amount claimed owed is $548 thousand, including penalties and interest on the license fees. We believe that the royalties for the past sales subject to the claim are due and payable by the company’s customer consistent with the custom and practice between us and the customer. We are discussing this matter with both the customer and licensor. At this time, we cannot predict the outcome of this claim.

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
Business Overview
          We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside foundries and subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages as well as dual sources of supply and flexible capacity.
          To date, we have sold our products primarily to display module manufacturers, which incorporate our display driver products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson. As we expand our product portfolio to LED drivers, power management, touch technology and audio ICs, we expect our customer base will broaden to include MP3, personal media player (PMP) manufacturers and other consumer electronic markets, and that we will be selling directly to OEM and ODM manufacturers in addition to our historical display module customers. We currently generate nearly all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
          The market for portable devices requiring display, audio, LED and touch technologies is a large market consisting of products such as portable handsets, MP3/PMP players, personal data assistants, or PDAs, handheld games, and digital still cameras. This market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from one to three years, continually evolving specifications and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, mobile handset manufacturers have inaccurately forecasted consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.
          Our revenue in 2007 and the first quarter of 2008 was derived primarily from sales of color super twisted nematic, or CSTN display driver products. Over the past few years the market has migrated to thin film transistor, or TFT, display driver devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, resulting in lack of design wins and harm to our business. As a result, our revenue in the first quarter of 2008 decreased 59% as compared to the prior year. Our net loss increased due to lower gross margins as well as the additional operating expenses incurred related to our investment in new businesses. We have leveraged our core capabilities in analog and mixed-signal product development and a strong position with portable handset makers to move into related, higher margin product areas such as LED drivers, power management, audio and touch technology ICs through both internal engineering development and acquisitions. Within our display driver products, we are focusing new product development efforts on TFT devices, active matrix organic light emitting diode, or AMOLED, devices and innovative technologies that may be used in these displays. We are designing some of our new products using a 0.15um high voltage process, and we plan to migrate to a

0.13um high voltage process for our next generation display drivers. This migration should enable us to cost-effectively incorporate more features on our products and improve gross margins on our products.
          We currently expect 2008 sales to be at levels that result in a net loss for 2008. However, we expect to have significant quarter over quarter revenue growth during 2008, and anticipate that our gross margins will improve gradually as revenue from our new products such as analog audio, LED drivers, and power management devices increases as a percentage of total revenue. We believe these businesses provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in these businesses nor that we will be able to sell our products at higher gross margins.
          We expect our operating expense base will remain approximately flat in the second quarter of 2008 as compared to the first quarter, although research and development spending may fluctuate depending on the timing of major expenditures such as photomasks and automated test equipment hardware.
Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, share-based compensation, impairment of goodwill, long-lived and intangible assets, the fair value of available for sale securities, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
          In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., share-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as well as accounting policies disclosed in our Form 10-K filed with the SEC in March 2008, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, valuation of available for sales securities, the assessment of long-lived and other intangible assets and goodwill, warranty obligations, income taxes and share-based compensation.
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
          When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for impairment by assigning these assets to reporting units and comparing the expected future cash flows generated by the assets of the reporting unit, as applicable, with the carrying amount of the assets to determine if assets and/or goodwill are potentially impaired. We estimate the fair value of a reporting unit using a projected discounted cash flow model. In applying this methodology, we rely on a number of factors, including actual operating results, our internal projections of future unit volume and timing of revenue, margins and operating costs, and estimated risk premiums within discount rates. Many of these assumptions require us to make subjective estimates. During the first quarter of 2008, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our intangible assets, long-lived assets and goodwill. In our estimation, the fair value of the reporting unit to which goodwill is assigned and the expected future cash flows generated by intangible and long-lived assets exceeded the carrying value of the reporting unit and intangible and long-lived assets, indicating that no impairment was necessary in the three months ending March 31, 2008. If actual results do not improve in line with our projections used in estimating these cash flows, or if our forecasts of future operating results are revised downward, we may be required to record impairment losses that could be material to our future results of operations.
          Fair Value Measurements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No.157, or SFAS 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.
          Our Level 3 investments as of March 31, 2008 include auction rate securities (ARS) that are securitized packages of government guaranteed student loans. They are rated Aaa by Moody’s Investor Services. ARS are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of our ARS holdings were sold and others failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. Due to the current economic environment in which there is a lack of market activity for auction rate securities, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date resulting in significant unobservable inputs used in determining the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions.
          Based on this assessment, we recorded a temporary impairment charge in accumulated other comprehensive income of $0.4 million in the first quarter. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with these securities may not be accessible for in excess of twelve months.

Results of Operations
     Total revenue for the first quarter of 2008 was $5.6 million, compared to $13.7 million in the same quarter of 2007. Unit shipments for the first quarter of 2008 were 8.7 million units, compared to 15.3 million units in the same quarter of 2007. Compared to the immediately prior quarter ended December 31, 2007, total revenue for the first quarter of 2008 decreased 10% with unit shipments virtually unchanged. Our decreased sales in the first quarter of 2008 compared with the first quarter of 2007 were the result of revenue declines in a legacy CSTN program that exceeded revenue growth from newer products that began to ship during the quarter. For the quarter, our gross profit decreased by $1.4 million as compared to the first quarter of 2007, and our gross margin declined from 10% to 0%. This was largely due to lower average selling prices in the quarter as compared to the first quarter of 2007, greater inventory writedowns and increased operations costs as a percentage of sales. Our average selling prices declined 27% in the first quarter of 2008 as compared to the first quarter of 2007, with substantially lower prices on both CSTN and TFT products sold during the respective periods.
          Operating expenses increased $2.8 million to $10.9 million in the first quarter of 2008 as compared to $8.1 million in the same quarter of 2007. The increase was primarily due to our increases in headcount as well as amortization of intangible assets and retention accruals recorded as a result of the acquisitions of Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007. We incurred a net loss of $10.1 million in the quarter ended March 31, 2008, as compared to a net loss of $5.5 million in the same quarter of 2007.
          The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31,
	2008	2007
Revenue	100%	100%
Cost of sales	100	90

Gross profit (loss)	—	10

Operating expenses:
Research and development	95	25
Selling, general and administrative	84	23
Amortization of intangible assets	15	1
In-process research and development	—	10

Total operating expenses	194	59

Operating loss	(194)	(49)
Interest and other income, net	14	9

Loss before taxes	(180)	(40)
Benefit from income taxes	—	—

Net loss	(180)%	(40)%

Revenue

	Three Months Ended
	March 31,
	2008	2007	Change
Revenue (in thousands)	$5,607	$13,670	(59)%
          Total revenue was $5.6 million in the three months ended March 31, 2008, a decrease of $8.1 million, or 59%, as compared to $13.7 million in the three months ended March 31, 2007, primarily due to fewer design wins in volume production and lower average selling prices. Most of our revenue continues to be from the sale of display driver products which have historically made up all of our revenue. We shipped approximately 8.7 million units in the first quarter of 2008, which represented a decrease of 43% compared to the approximately 15.3 million units we shipped in the first quarter of 2007. Our average selling price declined from $0.89 in the first quarter of 2007 to $0.65 in the first quarter of 2008. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. The average selling price decline reflects our product sales predominantly into low-end mobile handsets during 2007 and the first quarter of 2008. We currently expect revenue to increase approximately 25% in the second quarter of 2008 as compared to the first quarter, primarily due to a ramp up in several new TFT display driver programs, but partially offset by declines in a legacy CSTN program.
          Compared to the immediately prior quarter ended December 31, 2007, revenue in the first quarter of 2008 decreased 10%. Our average selling price decreased 10%. The sequential sales decline was due primarily to a ramp down in a CSTN program, partially offset by the ramp up of a new TFT program. We currently expect sales to increase quarter over quarter for the duration of 2008 as our 2007 design wins enter volume production, with modest but increasing contributions to revenue from our LED, power management and audio products.
          Significant customer information is as follows:

	% of Revenue for
	the Three Months Ended
	March 31,		% of Accounts Receivable
			March 31,	December 31,
	2008	2007	2008	2007
TPO Displays Corp.	54%	31%	56%	84%
Ritdisplay Corporation	16%	*	*	*
Samsung SDI	14%	*	15%	*
Newtech Component Ltd.	10%	*	11%	*
Rikei Corporation	*	49%	*	*

*	Less than 10%
          Historically, most of our revenue has been generated from sales to a very small number of customers. During the first quarter of 2008, our largest customers were Newtech Component Ltd. (Newtech), Ritdisplay Corporation, Samsung SDI and TPO Displays Corp., which collectively accounted for approximately 94% of our revenue. Newtech is a distributor that sells our products to customers in Hong Kong. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.
Gross Profit (Loss)

	Three Months Ended
	March 31,
	2008	2007	Change
Gross profit (loss) (in thousands)	$(2)	$1,372	(100)%
% of revenue	—	10%
          Gross profit decreased $1.4 million, or 100%, for the three months ended March 31, 2008 as compared to the same period in 2007, and gross margin declined from 10% to 0%. Gross margin generally varies with product mix, average selling price and unit costs. The decline in gross margin in the three months ended March 31, 2008 was due mainly to declining average selling prices, a lower revenue base to absorb our fixed costs of operations, and inventory writedowns. We experienced significant average selling price declines over the periods, from $0.89 in the first quarter of 2007 to $0.65 in the first quarter of 2008. Our manufacturing cost reductions did not keep pace with these price declines. We currently expect gross margins to improve in the second quarter of 2008 as compared to the first quarter, with improved manufacturing margins and a higher revenue base to absorb our cost of operations.

Research and Development

	Three Months Ended
	March 31,
	2008	2007	Change
Research and development (in thousands)	$5,333	$3,361	59%
% of revenue	95%	25%
          Research and development expenses increased $2.0 million, or 59%, and increased as a percentage of revenue in the quarter ended March 31, 2008 as compared to the same period of 2007. Virtually all of this increase was for our newer product development efforts in the audio, LED driver, power management and touch technology businesses. Research and development expenses included share-based compensation expense of $0.1 million for first quarter of 2008 and $0.2 million for first quarter of 2007. The increased research and development expense in the first quarter of 2008 was primarily due to $1.2 million in additional headcount expenses to support our new product development efforts. We also incurred $0.8 million for additional R&D materials, general office costs, depreciation, and software expenses in support of our engineering efforts. We expect research and development expenses in the second quarter of 2008 will remain approximately flat with the first quarter.
Selling, General and Administrative

	Three Months Ended
	March 31,
	2008	2007	Change
Selling, general and administrative (in thousands)	$4,699	$3,224	46%
% of revenue	84%	23%
          Selling, general and administrative expenses in the first quarter of 2008 increased $1.5 million compared to the same period in 2007. Selling, general and administrative expenses included share-based compensation expense of $0.6 million and $0.4 million in the first quarter of 2008 and 2007, respectively. We recorded increases of $1.0 million as we hired additional internal sales staff and sales representatives. Approximately 50% of the additional hiring was for product marketing headcount connected with our newer businesses. Travel, product promotion costs and office expenses rose $0.4 million. We expect selling, general and administrative expenses to remain approximately flat during the second quarter of 2008.
In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2008	2007	Change
In-process research and development (in thousands)	$—	$1,320	(100)%
% of revenue	—	10%

Amortization of intangible assets (in thousands)	$848	$209	306%
% of revenue	15%	1%
          We commenced amortization of intangible assets related to the acquisition of Mondowave in March 2007 and the amortization of intangible assets related to the acquisition of Acutechnology Semiconductor in 2008. These intangible assets, which include developed and core technology, non-compete covenant agreements, and customer relationships, are amortized using the straight line method over their expected useful lives, which range from two to four years.
          We recorded $1.3 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, as of the date of the Mondowave acquisition in the first quarter of 2007. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable. We currently expect the in-process development projects to be completed in the first half of 2008, although we cannot assure you that they will result in products achieving market acceptance. We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2008	2007	Change
Interest and other income (expense), net (in thousands)	$798	$1,238	(36)%
          Interest and other income (expense), net in the three months ended March 31, 2008 decreased $0.4 million compared to the same period in 2007. We earned interest income of $0.6 million and $1.3 million in the three months ended March 31, 2008 and 2007, respectively. The lower interest in 2008 is due to lower average cash and investment balances and to declines in short term money market interest rates. We initiated hedging contracts in both years to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure.
Benefit from Income Taxes

	Three Months Ended
	March 31,
	2008	2007	Change
Benefit from income taxes (in thousands)	($10)	($46)	(78)%
Effective tax rate	—	1%
% of revenue	—	—
          Our effective tax rate is based on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes.” We expect our effective tax rate for 2008 will be approximately 2%. Our effective tax rate of 0% in the three-month period ended March 31, 2008 resulted from discrete tax expense items recorded during the period.
          As of March 31, 2008, we have recorded a $1.0 million valuation allowance against our California deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
          As of March 31, 2008, our unrecognized tax benefits are approximately $2.6 million, $1.9 million of which, if recognized would impact our effective tax rate. This amount includes $0.4 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months, potentially impacting our net income (loss) by up to $1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
          We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2004 through 2007 tax years remain subject to examination by federal tax authorities and the 2003 through 2007 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(10,277)	$(5,086)
Net cash provided by (used in) investing activities	15,829	(3,906)
Net cash provided by financing activities	86	196
          Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations. Working capital decreased from $68.4 million at December 31, 2007 to $58.9 million at March 31, 2008. Cash, cash equivalents, investments and restricted cash at March 31, 2008 totalled $59.9 million, which was $10.8 million lower than the balance as of the end of 2007. The declines in both working capital and cash, cash equivalents, investments and restricted cash were due primarily due to our net loss in the first quarter of 2008.
          Net cash used in operating activities was $10.3 million for the three months ended March 31, 2008, compared to $5.1 million for the three months ended March 31, 2007. Net loss was $10.1 million for the three months ended March 31, 2008 and $5.5 million for the three months ended March 31, 2007.
          Accounts receivable decreased $0.4 million in the three months ended March 31, 2008 and decreased $6.1 million in the three months ended March 31, 2007. The decreases correspond to the decrease in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 86 at March 31, 2008 and 76 at March 31, 2007. We expect days of sales outstanding typically to range from 60 to 90 days.
          Inventory increased by $0.2 million in the three months ended March 31, 2008 and increased by $1.9 million in the three months ended March 31, 2007. The increase in the first quarter of 2007 reflected a modest build of inventory in the quarter to utilize available capacity at subcontractors. Our annualized inventory turns were 13.2 for the three months ended March 31, 2008 as compared to 5.9 for the three months ended March 31, 2007, reflecting the inventory build in the 2007 period. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.
          Accounts payable, accrued liabilities and taxes payable decreased $1.9 million and decreased $7.6 million in the three months ended March 31, 2008 and 2007, respectively. The decrease in 2007 was the result of declines in inventory purchasing in the first quarter of that year with lower quarterly revenue. During the first quarter of 2008, $1.8 million of retention bonuses were paid in accordance with terms of the Mondoware acquisition.
          Net cash provided by investing activities was $15.8 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $3.9 million in the three months ended March 31, 2007. During the first quarter of 2008 we decreased our marketable securities portfolio and increased our cash and cash equivalents. The use of cash for the three months ended March 31, 2007 was primarily related to $7.9 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of the cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.1 million of property and equipment in the first quarters of 2008 and 2007, respectively. Sales, or maturities of available for sale securities, net of purchases of available for sale securities, were $15.8 million in the first quarter of 2008 and $6.6 million in the first quarter of 2007. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal. We closely monitor the investment yield curve and may in the future invest more of our cash in securities considered short-term investments rather than cash equivalents.
          Net cash provided by financing activities was $0.1 million for the first quarter of 2008 and $0.2 million for the first quarter of 2007, due to proceeds from issuance of our common stock under our stock option and stock purchase plans.
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
          In order to secure key future design wins, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. We sell to certain customers through hubs, whereby inventory is shipped to a third-party warehouse near the customer’s manufacturing site and pulled by the customer when required for manufacturing. We invoice the customer when the customer pulls the inventory from the hub. These arrangements, and any similar future arrangements, could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.
          Under the terms of the Mondowave acquisition agreement, we are obligated to pay retention bonuses of $3.2 million over the next year and may be obligated to make earn-out payments to certain former Mondowave employees who joined us as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with us over the next two years. In addition, we are obligated to pay former Acutechnology Semiconductor employees earn out bonuses up to a maximum of 3% of revenue generated from certain products introduced by the former Acutechnology Semiconductor employees upon their continued employment with us, all of which will be accounted for as compensation expense.
          We believe that our cash balance will be sufficient to fund our operations for the next twelve months, including potential cash requirements for wafer, assembly or test prepayments or possible inventory increases discussed above. Significant financial requirements, such as the acquisition of another company or research and development efforts in a new technology or business, may result in increased expenses and the need for additional cash to fund these new requirements as well as our ongoing business activities. We continue to evaluate potential strategic acquisitions of all or part of another company, and while no acquisition is currently planned we may make such acquisitions in the future. If needed, we would seek to obtain equity or debt financing to fund these activities. We cannot assure you that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders. We currently have no plans that would require us to seek additional cash.
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
          Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $55 million as of March 31, 2008, and have a weighted average interest rate of approximately 4.5%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
          Liquidity Risk. Our available for sale securities as of March 31, 2008 include $2.6 million at fair value of high-grade auction rate securities that are securitized packages of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During the current quarter, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, we have classified all auction rate securities as long-term investments in the condensed consolidated balance sheets and recorded a temporary impairment charge in accumulated other comprehensive income of $0.4 million. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with these securities may not be accessible for in excess of twelve months.
          Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 and first quarter of 2008 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge substantially all of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
          As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
          On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for the Company’s OLED (color organic light-emitting diodes) products was already slowing due to competition from one of its existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, the Company and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and judgment was entered in favor of the Company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. On April 18, 2008, the Court of Appeals issued a decision reversing the decision of the District Court and remanding the case back to the District Court. On May 9, 2008, the Company and other defendants filed a petition for rehearing with the Court of Appeals. If this petition is not granted, or the recent decision of the Court of Appeals is affirmed, the case will return to the District Court level for further proceedings at the early stages of litigation.
ITEM 1A. Risk Factors.
          Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Form 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
          We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.
Our efforts to expand our product portfolio and enter into new markets have attendant execution risk.*
          Until recently, our products have been display drivers for small panel displays used in portable handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. In early 2007, we announced our intention to develop and sell light emitting diode, or LED, drivers and touch technology sensor products. During 2007, we also entered the consumer audio and power management semiconductor markets through our acquisitions of Mondowave Inc. and Acutechnology Semiconductor, Inc., respectively. We have increased our operating expenses and will likely continue to expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We may experience unforeseen difficulties and delays in developing these products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. In addition, our sales organization is still gaining experience in selling these new products. To date, we have recorded a relatively small number of sales in these new businesses and do not expect to generate significant revenue in the next two quarters from these new businesses. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results and harm our business.
If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.*
          Our future success will depend on our ability to develop new display drivers, LED and power management integrated circuits, audio components and touch sensor products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the portable handset manufacturers, making it more difficult for us to influence or predict future technology requirements. We often incur significant expenditures on the development of a new product without any assurance that a display module manufacturer or handset manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
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
          We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. Even if we achieve design wins for our products, these design wins may not generate significant, or any revenue. Our audio, LED driver and touch sensor technology products have not been awarded any significant design wins to date. Moreover, we recently began to develop new display drivers based on advanced technology that has not yet been broadly accepted in the marketplace. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, delays in product introductions in 2006 and lack of new design wins harmed our financial results in 2007. While our display driver design wins in 2007 may improve our long-term sales outlook, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.
Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and financial condition.*
          In order for us to sell our products, our customers must incorporate our products into their products in the design phase, called a design win. Once our products have achieved a design win, it typically takes 9 to 12 months for display driver products to actually ramp into commercial production. We expect most of our new LED driver, power management and audio products to ramp into production in shorter periods following a design win. The value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated due to lower than anticipated acceptance of our customer’s product by the market. Should new display technologies that we currently are focusing upon, such as RGBW and AM-OLED, not be adopted by the market as fast as we or our customers anticipate, actual volumes from our recent display driver design wins may be lower than we are expecting, which could adversely affect our revenue and gross margin. In addition, if other components of our customer’s product contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its product, adversely impacting our sales. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, and/or operating results.
We may undertake acquisitions to expand our business that may pose risks to our business, reduce our cash balance and dilute the ownership of our existing stockholders.*
          As part of our growth and product diversification strategy, we evaluate and pursue opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of markets we can address or enhance our technical capabilities. In February 2007, we acquired Mondowave, Inc., a privately held semiconductor company specializing in consumer audio applications. In the third quarter of 2007, we acquired the intellectual property of Nuelight Corporation, including technology that shows potential to improve manufacturing yields in AMOLED displays. In December of 2007, we acquired Acutechnology Semiconductor, Inc., a privately held semiconductor company specializing in power management products. The acquisition of these companies and technology and any acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business, operating and financial results, including:
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
          Such acquisitions also could cause us to expend a substantial portion of our cash balances, incur debt or contingent liabilities, incur accounting charges, or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders, which could impair our financial position. Moreover, we may not realize the anticipated benefits of any acquisition or investment, including those that we have already undertaken. In addition, any future acquisitions may not be favorably received by investors or securities analysts, which could cause declines in our stock price.
We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash flows and could harm our financial condition.*
          We incurred net losses of $11.9 million, $30.9 million, and $10.1 million in 2006, 2007, and the first quarter of 2008, respectively. In addition, we expect to continue to incur net operating losses for the next several quarters as we invest in the development and expansion of our business to new products and markets. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash flows and negatively harm our business and financial condition.
We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.*
          Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During the first quarter of 2008, our top customers, TPO Displays Corporation, Newtech Component Ltd., Ritdisplay Corporation, and Samsung SDI accounted for approximately 94% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. Our market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In 2006, the business of Philips MDS, one of our largest customers, merged with Toppoly Optoelectronics Corporation, another customer, to form TPO Displays Corporation. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.
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
We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.*
          Historically, we have derived all of our revenue from a limited number of display driver products primarily used in portable handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Over the past few quarters, we have experienced significant declines in sales from mature display driver programs and expect to be dependent on the ramp of new programs over the next several quarters. Our display product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN technology. The market has transitioned away from CSTN in favor of thin film transistor, or TFT, devices. In 2008, we intend to place a greater emphasis on development of TFT display drivers containing advanced display technology and AM-OLED display drivers, and market acceptance of these products is critical to our business and financial results. We will also focus on the development of new LED drivers, audio and touch sensor integrated circuits and market acceptance of these new products is critical to our long-term success.
The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.*
          The portable electronic device market, and in particular the portable handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of portable handset components. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $0.89 in the first quarter of 2007 to $0.65 in the first quarter of 2008, a decline of 27%. As our product mix becomes more diverse, our average selling price for any period is also impacted by our mix of products sold for that period. In recent periods our mix of products sold has been weighted more heavily toward more mature products that command a lower price, which has reduced our average selling price. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.

If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.
          Our display driver products are incorporated in display modules, which must comply with portable handset manufacturers’ continually evolving specifications. Similarly, our new LED driver, power management and audio ICs will need to satisfy certain performance specifications of portable handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products to be successful. In addition, as we seek to add new customers, we will need to comply with new and different specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our products over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and portable handset and electronic device manufacturers typically do not change suppliers once a device has been designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.
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
If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.*
          We will sell our audio, LED and touch products to manufacturers of portable handsets. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in the first quarter of 2008, we recorded charges of $0.7 million to write down excess inventory. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.
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
          Our direct customers for our display drivers are display module manufacturers serving the portable handset market. One direct customer, Samsung SDI, and some of our Japanese end customers, are affiliated with corporate organizations that have a division that designs, manufactures and sells display drivers that compete with our products. To the extent these customers choose to replace our products with an affiliate’s products, our business will be negatively impacted.
We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets and on third-party logistics providers to ship products to our customers. The failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.
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
          We expanded our operations in 2007 to include LED, audio, touch technology, and power management products. As a result of these new ventures, we have increased the scope and complexity of our operations, expanded our workforce, and partnered with new sales representatives and distributors. This growth places a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*
          We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of March 31, 2008, we had twenty-nine U.S. patent applications pending, twenty-eight foreign patent applications pending and had been issued fifteen U.S. patents and ten Korea patents relating to our display driver, LED driver, audio, power management, and touch sensor products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
Because a significant portion of our total assets are represented by goodwill and other intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off some or all of our goodwill and other intangible assets, which may adversely affect our financial condition and results of operations.*
          We accounted for our acquisitions of Mondowave Inc. and Acutechnology Semiconductor, Inc. using the purchase method of accounting. A portion of the purchase price for each business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. We conduct our annual analysis of our goodwill in the third quarter of our fiscal year but may do so earlier if indications of potential impairment exist. Intangible assets that are subject to amortization are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When we perform future impairment tests, it is possible that the carrying value of goodwill and other intangible assets could exceed the implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
          Because a significant portion of our total assets are represented by goodwill and other intangible assets, in accordance with SFAS 142, an annual impairment review is mandatory. Unlike other assets, goodwill cannot be defined as a stand-alone asset and must be valued as a residual of all other assets. The assessment of goodwill impairment is a subjective process.
          During the first quarter of 2008, because of the decline in our market capitalization relative to the net book value, we undertook an impairment review of our intangible assets subject to amortization and long-lived assets. In our estimation, the future cash flows expected to be generated by the assets exceeded our carrying value of the assets; accordingly, we recorded no impairment in the three months ending March 31, 2008. If actual results are not consistent with our projections used in estimating these cash flows, we may be required to record impairment losses that could be material to our results of operations.
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
Funds associated with certain of our auction rate securities may not be accessible for in excess of twelve months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.*
          Our available for sale securities as of March 31, 2008 include $2.6 million at estimated fair value of high-grade auction rate securities that are securitized packages of government guaranteed student loans. Auction rate securities are securities that are structured with short-term interest rates which periodically reset through auctions, typically within every 90 days. At the end of each reset period, investors can sell or continue to hold the securities at par. During the first quarter of 2008, some of the auction rate securities were sold and others failed to auction successfully due to market supply exceeding market demand. In the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, we have classified all auction rate securities as long-term assets in the condensed consolidated balance sheets and recorded a temporary impairment charge in accumulated other comprehensive income of $0.4 million in the three months ended March 31, 2008. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. The funds associated with these securities may not be accessible for in excess of twelve months.
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.
          We believe our existing cash and marketable securities will be sufficient to meet our working capital, capital expenditures and other needs for the next twelve months. However, we have experienced negative cash flows in 2006 and 2007, and we expect cash flow to be negative in 2008. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.
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
We currently are, and in the future may be, subject to securities class action lawsuits that could cause harm to our business, financial condition, results of operations and cash flow.*
          We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The District Court granted defendants’ Motion to Dismiss the complaint, with prejudice, and judgment was entered in favor of all defendants. The plaintiffs appealed the decision to the United States Court of Appeals for the Ninth Circuit and the Court of Appeals recently issued a decision reversing the trial court’s decision and remanding the case back to the District Court. On May 9, 2008, we filed a petition for rehearing with the Court of Appeals. We cannot predict the outcome of this lawsuit. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.
          We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 35% of our outstanding common stock as of March 31, 2008. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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

ITEM 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008	LEADIS TECHNOLOGY, INC.

/s/ JOHN K. ALLEN

John K. Allen Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.