Form 10-Q
period 2008-06-30
LEADIS TECHNOLOGY INC
filed 2008-08-08
CIK 1130626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☑       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of July 31, 2008, 29,302,914 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,710	$33,945
Short-term investments	11,851	31,286
Accounts receivable, net	3,772	5,787
Inventories	4,659	2,210
Income taxes receivable and deferred tax assets	707	3,038
Restricted cash	2,461	2,508
Prepaid expenses and other current assets	1,776	1,232

Total current assets	62,936	80,006
Property and equipment, net	3,513	4,534
Goodwill	—	5,108
Intangible assets, net	107	6,125
Long term investments	2,307	3,000
Other assets	1,630	806

Total assets	$70,493	$99,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,479	$4,538
Income taxes payable and deferred tax liabilities	80	353
Deferred margin	386	6
Other accrued liabilities	4,463	6,691

Total current liabilities	12,408	11,588
Income taxes payable and deferred tax liabilities	2,684	3,439
Other noncurrent liabilities	901	1,075

Total liabilities	15,993	16,102

Contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	109,450	107,939
Accumulated other comprehensive income	364	1,232
Accumulated deficit	(55,314)	(25,694)

Total stockholders’ equity	54,500	83,477

Total liabilities and stockholders’ equity	$70,493	$99,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$5,913	$9,735	$11,520	$23,405
Cost of sales	5,936	8,678	11,545	20,976

Gross profit (loss)	(23)	1,057	(25)	2,429

Operating expenses:
Research and development	5,485	4,479	10,818	7,840
Selling, general and administrative	4,306	3,608	9,005	6,832
Amortization of intangible assets	848	627	1,696	836
Impairment of goodwill and other intangible assets	9,445	—	9,445	—
In-process research and development	—	—	—	1,320

Total operating expenses	20,084	8,714	30,964	16,828

Operating loss	(20,107)	(7,657)	(30,989)	(14,399)
Interest and other income, net	340	1,085	1,137	2,323

Loss before income taxes	(19,767)	(6,572)	(29,852)	(12,076)
Benefit from income taxes	(221)	(506)	(231)	(552)

Net loss	$(19,546)	$(6,066)	$(29,621)	$(11,524)

Basic and diluted net loss per share	$(.67)	$(.21)	$(1.02)	$(.39)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,221	29,376	29,118	29,354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(29,621)	$(11,524)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	924	655
Amortization of intangible assets	1,696	836
Impairment of goodwill and other intangible assets	9,445	—
Provision for excess and obsolete inventory	897	878
Deferred tax benefit	(1,001)	(687)
Share-based compensation	1,336	1,429
In-process research and development	—	1,320
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	2,001	9,351
Inventories	(3,346)	511
Income taxes receivable	2,027	379
Prepaid expenses and other assets	(1,468)	316
Accounts payable	2,947	(13,817)
Accrued liabilities	(2,183)	415
Income taxes payable	241	20
Deferred margin	380	(102)

Net cash used in operating activities	(15,725)	(10,020)

Cash flows from investing activities:
Sale or maturity of available for sale securities	56,600	26,436
Purchases of available for sale securities	(36,865)	(22,892)
Purchase of property and equipment	(164)	(398)
Acquisition of business, net of cash and cash equivalents acquired	—	(7,879)
Restricted cash	47	(2,530)

Net cash provided by (used in) investing activities	19,618	(7,263)

Cash flows from financing activities:
Proceeds from issuance of common stock	176	318
Repurchases of common stock	—	(1,769)
Principal payments on capital lease obligations	(136)	—

Net cash provided by (used in) financing activities	40	(1,451)

Effect of exchange rate changes on cash and cash equivalents	(168)	57

Net increase (decrease) in cash and cash equivalents	3,765	(18,677)
Cash and cash equivalents at beginning of period	33,945	62,697

Cash and cash equivalents at end of period	$37,710	$44,020

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The balance sheet as of December 31, 2007 is derived from the audited financial statements as of and for the year then ended.
Use of estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, goodwill and long-lived asset impairment, income taxes, share-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate goodwill for impairment on an annual basis or whenever events and change in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss. Because we have one reporting unit under SFAS 142, we utilize an entity wide approach to assess goodwill for impairment.
     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge which was included in the “Impairment of goodwill and other intangible assets” line item in the condensed consolidated statements of operations.

Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets, and if the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value.
          During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time and as a result, long lived assets were tested for recoverability. We assessed the fair value of our long lived assets using a combination of an income approach with discounted cash flow models and a market approach. We compared these to the carrying value of the assets, and determined that the carrying value of intangible assets acquired in the acquisitions of Acutechnology Semiconductor and Mondowave, Inc. exceeded their respective fair values. The evaluation resulted in a $4.3 million impairment charge which was included in the “Impairment of goodwill and other intangible assets” line item in the condensed consolidated statements of operations.
Net loss per share
     In accordance with Statement of Financial Accounting Standards No. 128, or SFAS No. 128, “Earnings Per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options, warrants and unvested shares subject to repurchase using the treasury stock method, to the extent they are dilutive.
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:

Net loss	$(19,546)	$(6,066)	$(29,621)	$(11,524)

Denominator for basic and diluted:
Weighted-average common shares outstanding	29,221	29,376	29,118	29,354
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	—

Total shares, basic and diluted	29,221	29,376	29,118	29,354

Net loss per share, basic and diluted	$(.67)	$(.21)	$(1.02)	$(.39)

     The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	As of June 30,
	2008	2007
Stock options	7,414	6,351
Unvested restricted stock awards	84	215
Unvested shares subject to repurchase	—	8

Comprehensive loss, net of tax
     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss, as reported	$(19,546)	$(6,066)	$(29,621)	$(11,524)
Foreign currency translation adjustment	(113)	115	(607)	52
Unrealized loss on available for sale securities	(60)	(18)	(261)	(7)

Comprehensive loss	$(19,719)	$(5,969)	$(30,489)	$(11,479)

     The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	June 30,	December 31,
	2008	2007
Unrealized gain (loss) on available for sale securities, net of tax	$(179)	$82
Cumulative translation adjustment	543	1,150

Accumulated other comprehensive income	$364	$1,232

NOTE 2 – FAIR VALUE
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. They are the following:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

          In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$27,242	$—	$—	$27,242
Corporate notes and bonds	8,846	—		8,846
Auction rate securities	—	—	2,307	2,307
U.S. government and agency securities	—	3,005	—	3,005

Total	$36,088	$3,005	$2,307	$41,400

          The table does not include cash on hand and also does not include assets which are measured at historical cost or any basis other than fair value.
          Our Level 3 investments as of June 30, 2008 included auction rate securities (ARS) that are securitized packages of government guaranteed student loans. They are rated Aaa by Moody’s Investor Services. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. During the second quarter of 2008, one of these securities was partially redeemed and we received $300 thousand at par value.
          Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date and so we use significant unobservable inputs to determine the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period.

These estimated fair values could change significantly based on future market conditions. The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value
Measurements
using Significant
Unobservable Inputs
(Level 3)
Auction rate
(in thousands)	securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	(393)
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	3,000

Balance at March 31, 2008	$2,607

Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(300)
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$2,307

NOTE 3—GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The changes in the carrying amount of goodwill for the period ending June 30, 2008 are as follows (in thousands):

Balance as of December 31, 2007	$5,108
Adjustment to goodwill	15
Impairment charge	(5,123)

Balance as of June 30, 2008	$—

          During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge which was included in the “Impairment of goodwill and other intangible assets” line item in the condensed consolidated statements of operations.

Intangible Assets
     During 2007, we acquired Mondowave Inc. and Acutechnology Semiconductor, Inc., resulting in acquisition-related intangible assets. Acquisition-related intangible assets at June 30, 2008 consist of the following (in thousands):

	June 30, 2008				December 31, 2007
	Gross			Net	Gross			Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount

Acquisition related intangible assets:
Developed technology	$5,830	$(3,192)	$(2,638)	$—	$4,440	$(1,850)		$2,590
Non-compete covenant agreements	1,332	(462)	(763)	107	864	(240)		624
Customer relationships	1,053	(132)	(921)	—

Total acquisition-related intangible assets	$8,215	$(3,786)	$(4,322)	$107	$5,304	$(2,090)	$—	$3,214

     During the second quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor, Inc. have declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we reduced our projections for future cash flows and determined that the carrying amount of the purchased intangible assets exceeded the implied fair values under the tests for impairment pursuant to the guidance in SFAS 144. We recorded an impairment loss of $4.3 million which was included in the “Impairment of goodwill and other intangible assets” on the consolidated statements of operations. (See Note 1). Our estimate of the fair value of the intangible assets was based on the discounted value of estimated future cash flows over a three year period with residual value and using discount rates between 26% and 30%.
     The aggregate amortization expenses for our purchased intangible assets were as follows (in thousands):

	Weighted	Three Months Ended		Six Months Ended
	Average Lives	June 30,		June 30,
	(in years)	2008	2007	2008	2007
Developed technology	2.5	$671	555	$1,342	740
Non-compete covenant agreements	3.0	111	72	222	96
Customer relationships	4.0	66		132

		$848	627	$1,696	836

     Estimated future amortization expense related to acquisition-related intangible assets at June 30, 2008 is as follows (in thousands):

Year
2008 (remaining 6 months)	$54
2009	53

Total	$107

NOTE 4—INVENTORIES:
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Finished goods	$1,864	$1,427
Work-in-progress	2,795	783

	$4,659	$2,210

NOTE 5—INCOME TAXES:
     In July 2006, the FASB issued FASB Interpretation 48, or FIN 48, “Accounting for Income Tax Uncertainties.” FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting and disclosure for income tax uncertainties in interim periods. FIN 48 became effective for us on January 1, 2007.
     We recorded a benefit from income taxes of $232 thousand and $552 thousand for the six months ended June 30, 2008 and 2007, respectively. The income tax provision for the six months ended June 30, 2008 included a discrete tax benefit of $399 thousand related to prior year taxes, resulting in effective tax rates of 1% and (5)% for the respective periods. Excluding the impact of the $399 thousand discrete tax benefit, we anticipate the full year 2008 effective tax rate to be approximately negative two percent. Our effective tax rate is based on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes.”
     Our net loss included share-based compensation, in-process research and development or IPR&D, amortization of acquisition-related intangible assets, and impairment charges of acquisition-related intangible assets as nondeductible expenses. We incurred share-based compensation expense of $1.3 million for the six months ended June 30, 2008 and $1.4 million for the six months ended June 30, 2007. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense for incentive stock options issued to U.S. employees is generally nondeductible. We also incurred impairment charges and amortization of acquisition-related intangible assets (including goodwill) of $11.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, in relation to our acquisitions of Mondowave and Acutechnology Semiconductor. Both the nondeductible share-based compensation expenses and acquisition-related charges unfavorably impacted our effective tax rate by approximately 0.5% and 1% for the six months ended June 30, 2008 and 2007, respectively.
     We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of June 30, 2008, our unrecognized tax benefits are approximately $3.4 million, of which $2.6 million, if recognized, would impact our effective tax rate. This amount includes $0.4 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of changes in transfer pricing methodologies, potentially impacting our net income (loss) by up to $1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
     We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During the second quarter of 2008, we established a valuation allowance of $2.0 million for our U.S. deferred tax assets, and an additional valuation allowance of approximately $0.2 million for our California state deferred tax assets, increasing our income tax expense by $2.2 million and our total valuation allowance for federal and California state deferred tax assets to $2.0 million and $1.2 million, respectively. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
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

NOTE 6—PRODUCT WARRANTY:
     Changes in our liability for product warranty, included in other accrued liabilities, during the six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Balance, beginning of period	$220	$928
Accruals (adjustments) for warranty during the period	(132)	369
Settlements made during the period	—	(510)

Balance, end of period	$88	$787

We provide for the estimated cost of product warranties as revenue is recognized, or as we are able to estimate the cost of specific warranty claims from customers. As actual warranty claim experience has been below our expected claim rates, we have reduced our warranty liability via adjustments in 2007 and for the six months ended June 30, 2008.
NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     Cost of sales, research and development, and selling, general and administrative costs in the second quarters of 2008 and 2007 and six months ended June 30, 2008 and 2007 include share-based compensation expenses recorded under Statement of Financial Accounting Standards No. 123R, or SFAS 123R as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of sales	$53	$44	$72	$62
Research and development	329	255	462	451
Selling, general and administrative	229	480	802	916

Total stock based compensation	$611	$779	$1,336	$1,429

     A summary of activity under the stock benefit plans is as follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value

Balance, December 31, 2007	5,098	6,633	$3.78
Authorized	—	—
Options granted	(1,344)	1,344	$1.99
Options cancelled	202	(202)	$6.52
Options forfeited	120	(120)	$4.57
Options exercised	—	(241)	$0.12
Restricted stock units forfeited	15	—

Balance, June 30, 2008	4,091	7,414	$3.54

Vested and expected to vest, June 30, 2008		6,752	$3.52	2.63	$1,506

Vested and exercisable, June 30, 2008		3,276	$3.60	4.07	$1,506
          The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $1.60 as of June 30, 2008, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2008 was 1.1 million shares.
     Total intrinsic value of options exercised was approximately $443 thousand and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. Total cash received by us related to option exercises was approximately $29 thousand and $123 thousand for the six months ended June 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. We realized no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $5.2 million related to options outstanding at June 30, 2008 will be recognized over a weighted-average period of approximately 2.2 years.
     Under the stock benefit plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. There were no unvested shares subject to repurchase rights at June 30, 2008.
Restricted Stock Units
     In March 2007, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. A total of 75,643 shares vested during the six months ended June 30, 2008. As of June 30, 2008, 84,103 restricted stock units were outstanding, with grant-date fair value of $4.02 per share.
     The fair value of the restricted stock units was calculated based upon the fair market value of our stock at the date of grant. As of June 30, 2008, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1 year.
Employee Stock Purchase Plan
     We issued 78,593 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the six months ended June 30, 2008. Total unrecognized compensation cost of $62 thousand related to shares issued under the ESPP outstanding at June 30, 2008 will be recognized in 2008.
Valuation and Expense Information under SFAS No. 123(R)
     We value share-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the six months ended June 30, 2008 and 2007 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	4.25	0.75	4.39	1.00
Volatility	47%	37%	49%	53%
Risk-free interest rate	2.7%	2.1%	4.9%	4.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average estimated fair value	$0.68	$0.69	$1.70	$0.87

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	4.25	0.75	4.6	0.95
Volatility	47%	37%	50%	54%
Risk-free interest rate	2.4%	2.1%	4.7%	4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average estimated fair value	$0.80	$0.69	$1.81	$1.14

     Volatilities are based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and restricted stock units. We do not currently pay dividends and have no plans to do so in the future. During the first half of 2008, we evaluated the historical data on employee stock option exercises to estimate expected term of options granted. As a majority of the option exercises in 2006 and 2007 were by employees who left the company, we judged the historical data to be unsuitable to estimate the expected term of future option grants, and so pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 110, we continue to calculate the expected life of employee stock options using the simplified method allowed under SAB No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.
NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:
     We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
     As of June 30, 2008 and December 31, 2007, 18% and 14%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.
     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

China	42.4%	67.7%	55.3%	53.1%
Korea	11.5%	7.7%	8.6%	6.1%
Taiwan	12.4%	3.3%	14.9%	3.4%
Japan/US	33.7%	21.3%	21.2%	37.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

NOTE 9—CONTINGENCIES:
     On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in our registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for our OLED (color organic light-emitting diodes) products was already slowing due to competition from one of our existing customers and that we failed to disclose that we were not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and judgment was entered in favor of us and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. On April 18, 2008, the Court of Appeals issued a decision reversing the decision of the District Court and remanding the case back to the District Court. We and other defendants intend to file a petition for writ of certiorari with the U.S. Supreme Court in the third quarter of 2008. If this petition is not granted, or the recent decision of the Court of Appeals is affirmed, we expect that the case will return to the District Court level for further proceedings at the early stages of litigation.
     We have received a claim from a licensor of certain CSTN display technology, alleging that we are responsible for the payment of royalties on certain past sales of CSTN display drivers made by us to one of our major customers. The total amount claimed owed is $548 thousand including penalties and interest on the license fees. We believe that the royalties for the past sales subject to the claim are due and payable by our customer consistent with the custom and practice between us and the customer. We are discussing this matter with both the customer and licensor. While we cannot predict the outcome of this claim, it may result in significant costs and diversion of management’s attention and resources, which could harm our business and operating results.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our consolidated financial statements.

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
     To date, we have sold our products primarily to display module manufacturers, which incorporate our display driver products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson Mobile Communications AB. As we expand our product portfolio to LED drivers, power management, touch technology and audio ICs, we expect our customer base will broaden to include MP3, personal media player (PMP) manufacturers and other consumer electronic markets, and that we will be selling directly to OEM and ODM manufacturers in addition to our historical display module customers. We currently generate nearly all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
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
     Nearly all of our revenue in 2007 and the first quarter of 2008 was derived from sales of color super twisted nematic, or CSTN, display driver products. Over the past few years the market has migrated to thin film transistor, or TFT, display driver devices at a time when we did not have sufficient competitive product offerings available to meet the changing market, resulting in a lack of design wins and harm to our business. As a result, our revenue in the first half of 2008 decreased 51% as compared to the prior year. In the second quarter of 2008, approximately 70% of our product revenue was from sales of TFT devices, reflecting our focus on TFT design wins during 2007. We entered into several non recurring engineering, or NRE, projects related to advanced technology programs during the first half of 2008 and expect to enter into several more during the remainder of this year. These projects are expected to contribute modestly to our revenue over the next several quarters, partially offsetting related costs and validating our customers’ interest in these programs. Our net loss increased due to lower gross margins as well as the additional operating expenses incurred related to our investment in new businesses. We have leveraged our core capabilities in analog and mixed-signal product development and a strong position with portable handset makers to move into related, higher margin product areas such as LED drivers, power management, audio and touch technology ICs through both internal engineering development and acquisitions. Within our display driver products, we are focusing new product development efforts on TFT devices, active matrix organic light emitting diode, or AMOLED, devices and innovative technologies that may be used in these displays. We are designing some of our new products using a 0.15um high voltage process, and we plan to migrate to a 0.13um high voltage process for our next generation display drivers. This migration should enable us to cost-effectively incorporate more features on our products and improve gross margins on our products.
     We currently expect 2008 sales to be at levels that result in a net loss for 2008. We previously expected sequential revenue growth in each quarter of 2008, however sales did not ramp as rapidly as expected during the second quarter. We now anticipate third quarter revenue will be approximately flat with the second quarter and that revenue will grow in the fourth quarter, although not at the levels previously expected. The flat and slower growth in revenue reflects slower ramps in recent display driver programs that we previously expected would contribute more substantial revenue growth during 2008, as well as slower sales growth in our newer analog businesses. We anticipate that our gross margins will improve gradually as revenue increases and as we see a greater proportion of revenue from our audio, LED drivers, and power management devices. We believe these businesses provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in these businesses nor that we will be able to sell our products at higher gross margins. Our slow growth to date in revenue from these newer businesses highlights the challenges faced in entering new businesses, including uncertain consumer spending trends in a more difficult economic environment. As our revenue growth is lower than we expected, we expect to continue utilizing significant cash in our operations. Our current revenue levels are not sufficient to support our current operating expenses. We may therefore take steps to strengthen our cash position by raising cash through the sale of company assets or through debt or equity financing, by reducing our operating expenses, or through a combination of these activities.
     We expect our research and development and sales, general and administrative expenses will remain approximately flat in the third quarter of 2008 as compared to the second quarter, although research and development spending may fluctuate depending on the timing of major expenditures such as photomasks and automated test equipment hardware.
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
     Asset & Goodwill Impairment. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate goodwill for impairment on an annual basis or whenever events and change in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss. Because we have one reporting unit under SFAS 142, we utilize an entity wide approach to assess goodwill for impairment.
     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge in the second quarter of 2008 which was included in the “Impairment of goodwill and other intangible assets” line item in the condensed consolidated statement of operations.
     In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets, and if the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the fair value of the assets.
     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time and as a result, long lived assets were tested for recoverability. We assessed the fair value of our long lived assets using a combination of an income approach with discounted cash flow models and a market approach. We compared these to the carrying value of the assets, and determined that the carrying value of intangible assets acquired in the acquisitions of Acutechnology Semiconductor and Mondowave, Inc. exceeded their fair value. The evaluation resulted in a $4.3 million impairment charge in the second quarter of 2008 which was included in the “Impairment of goodwill and other intangible assets” line item in the condensed consolidated statement of operations.
     Fair Value Measurements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of this statement did not have a material impact on our consolidated results of operations, financial condition, or cash flows.
          Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.
          Our Level 3 investments as of June 30, 2008 include auction rate securities (ARS) that are securitized packages of government guaranteed student loans. They are rated Aaa by Moody’s Investor Services. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. During the second quarter of 2008, one of these securities was partially redeemed and we received $300 thousand at par.
          Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date and so we use significant unobservable inputs to determine the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period. These estimated fair values could change significantly based on future market conditions. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. The funds associated with these securities may not be accessible for in excess of twelve months.
Results of Operations
     Total revenue for the second quarter of 2008 was $5.9 million, compared to $9.7 million in the same quarter of 2007, a decline of 39%. Units sold in the second quarter of 2008 declined by 29% from the same quarter of 2007, and product average selling prices declined by 19%. Compared to the immediately prior quarter ended March 31, 2008, total revenue for the second quarter of 2008 was $5.9 million, up from $5.6 million. The majority of this increase was due to an increase in non-recurring engineering (NRE) fees. For the six months ending June 30, 2008, our revenue declined 51% as compared with the same period of 2007. During this period, our units sold declined by 37%, and our average selling price declined by 24%.
     For the quarter, our gross profit decreased by $1.1 million as compared to the second quarter of 2007, and our gross margin declined from 11% to 0%. This decrease was due largely to the increase in fixed costs as a percentage of total product cost in the quarter as compared to the second quarter of 2007, and to the decline in display driver average selling prices, or ASPs.
     Operating expenses increased $11.4 million to $20.1 million in the second quarter of 2008 as compared to $8.7 million in the same quarter of 2007. The increase was primarily due to a $9.4 million impairment of goodwill and other intangible assets in the second quarter of 2008, and to growth in research and development and sales and marketing headcount during the past twelve months. Our net loss increased from $6.1 million in the second quarter of 2007 to $19.5 million in the second quarter of 2008.

     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of sales	100	89	100	90

Gross profit (loss)	—	11	—	10

Operating expenses:
Research and development	93	46	94	33
Selling, general and administrative	73	37	78	29
Amortization of intangible assets	14	6	15	4
Impairment of goodwill and intangible assets	160	—	82	—
In-process research and development	—	—	—	6

Total operating expenses	340	89	269	72

Operating loss	(340)	(78)	(269)	(62)
Interest and other income, net	6	11	10	10

Loss before taxes	(334)	(67)	(259)	(52)
Benefit from income taxes	(4)	(5)	(2)	(2)

Net loss	(330)%	(62)%	(257)%	(50)%

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Revenue (in thousands)	$5,913	$9,735	(39)%	$11,520	$23,405	(51)%
     Total revenue was $5.9 million in the three months ended June 30, 2008, a decrease of 39%, as compared to $9.7 million in the three months ended June 30, 2007. We shipped approximately 8.3 million units in the second quarter of 2008, which represented a decrease of 29% compared to the approximately 11.7 million units we shipped in the second quarter of 2007. Our average selling price declined 19% from $0.83 in the second quarter of 2007 to $0.67 in the second quarter of 2008. The unit declines were primarily due to lower revenue on the key designs in volume production, as the 2008 designs were relatively early in the production cycle while those in 2007 were at more mature levels of the product life cycles with higher volumes. Our product revenue declined from $9.7 million in the second quarter of 2007 to $5.6 million in the second quarter of 2008. Our NRE revenue rose from $15 thousand in the second quarter of 2007 to $307 thousand in the same period of 2008. For the first six months of 2008, our revenue was $11.5 million, a decline of 51% from the first six months of 2007. Over these same periods, our units sold declined by 37%, and our average selling price declined by 24%.
     Most of our revenue continues to be from the sale of display driver products which have historically made up nearly all of our revenue. Display driver price is a function of technology, the maturity of the device sold and general industry conditions.
     Compared to the immediately prior quarter ended March 31, 2008, total revenue including NRE revenue in the second quarter of 2008 increased 5%, with product revenue increasing 1%. Our product average selling price increased 5% from $0.64 to $0.67. Increases in sales of newer TFT devices have offset sales declines in our older color STN display drivers. We currently expect sales to be flat from the second to the third quarter of 2008, with slightly lower sales of display driver products supplemented by modest increases in revenue from NRE contracts and growth in analog product sales.

     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Six Months Ended		Receivable at
	June 30,		June 30,		June 30,	December 31,
	2008	2007	2008	2007	2008	2007
Samsung SDI	46%	*	30%	*	48%	*
Rikei Corp.	35%	21%	19%	37%	31%	*
RIT Display	11%	*	13%	*	*	*
TPO Displays Corp.	*	58%	28%	42%	*	84%

*	Less than 10%
     Historically, most of our revenue has been generated from sales to a very small number of customers. During the second quarter of 2008, our largest customers were Rikei Corporation, Ritdisplay Corporation and Samsung SDI, which collectively accounted for approximately 92% of our revenue. Rikei is a distributor that sells our products to customers in Japan. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.
Gross Profit (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Gross profit (in thousands)	$(23)	$1,057	(102)%	$(25)	$2,429	(101)%
% of revenue	0%	11%		0%	10%
     Gross profit decreased $1.1 million, or 102%, for the three months ended June 30, 2008 as compared to the same period in 2007, and gross margin declined from 11% to 0%. Gross margin generally varies with product mix, average selling price and unit costs. The decline in gross margin in the three months ended June 30, 2008 as compared with the same period in 2007 was due to the competitive landscape for display drivers in which industry margins declined, lower yields on sales of our newer products at relatively early stages of volume production, and a lower revenue base to absorb the fixed cost of our product operations. Compared to the immediately prior quarter ended March 31, 2008, our average selling prices were 5% higher while average product cost increased 11%. In addition, sales unit volume was down 4%. We recognized additional NRE revenue in the second quarter as compared to the first quarter, with NRE revenue totaling $307 thousand and related costs included in cost of sales totaling $453 thousand; during the first quarter of 2008, we recognized NRE revenue of $56 thousand and NRE cost included in cost of sales of $32 thousand.
     Gross profit decreased $2.5 million, or 101%, for the six months ended June 30, 2008 as compared to the same period in 2007, and gross margin declined from 10% to 0%. During this period, our units sold declined by 37%, and our average selling price declined by 24%. The decline in gross margin in the six months ended June 30, 2008 as compared with the same period in 2007 was due to the competitive landscape for display drivers in which industry margins declined, lower yields on sales of our newer products at relatively early stages of volume production and a lower revenue base to absorb the fixed cost of our product operations.
     We currently expect gross margins to improve in the third quarter of 2008 as compared to the second quarter as sales of products with better margins ramp up.

Research and Development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Research and development (in thousands)	$5,485	$4,478	22%	$10,818	$7,840	38%
% of revenue	93%	46%		94%	33%
     Research and development, or R&D, expenses increased $1.0 million, or 22%, and increased as a percentage of revenue in the quarter ended June 30, 2008 as compared to the same period of 2007. Wages and benefits rose by $0.3 million, or 13%, due to increases in headcount to support our newer businesses. R&D materials costs rose by $0.4 million, due principally to wafers expensed to engineering prior to production and other engineering services. Research and development expenses included share-based compensation expense of $0.3 million for the second quarter of 2008 and $0.3 million for the second quarter of 2007. Compared with the immediately prior quarter ending March 31, 2008, R&D expense increased approximately $0.2 million, due principally to wafers expensed to engineering prior to production.
          For the six months ended June 30, 2008, R&D expenses grew $3.0 million, or 38%, compared to the same period of 2007. Wages and benefits grew by $1.5 million due to the growth in engineering headcount from hiring and the acquisitions of Mondowave and Acutechnology Semiconductor. Spending on masks, wafers expensed to engineering, and engineering services grew by $0.8 million. Software and equipment costs from license fees, expensed equipment and depreciation increased $0.4 million, and facilities costs increased $0.2 million. We expect research and development expenses in the third quarter of 2008 will remain approximately flat with the second quarter.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Selling, general and administrative (in thousands)	$4,306	$3,608	19%	$9,005	$6,832	32%
% of revenue	73%	37%		78%	29%
     Selling, general and administrative, or SG&A, expenses in the second quarter of 2008 increased $0.7 million compared to the same period in 2007. Approximately $0.6 million of this increase was in sales and marketing for additional product marketing and internal and external sales staff to support our expanded sales efforts to promote our broader product offerings. SG&A expenses included share-based compensation expense of $0.2 million and $0.5 million in the second quarter of 2008 and 2007, respectively. For the six months ended June 30, 2008, our SG&A costs increased $2.2 million. Approximately $1.4 million of this increase was in sales and marketing for additional product marketing and internal and external sales staff to support our expanded sales efforts to promote our broader product offerings, $0.2 million was from increased product promotion expenses, and $0.4 million was due to reductions in bad debt reserves taken in the first half of 2007. Legal and patent costs increased $0.2 million but were offset by the decline in stock compensation costs. We expect SG&A expenses to remain approximately flat during the third quarter of 2008.

In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets (in thousands)	$848	$627	35%	$1,696	$836	103%
% of revenue	14%	6%		15%	4%

In-process research and development (in thousands)	—	—	—	—	$1,320	(100)%
% of revenue	0%	0%		0%	6%
     We commenced amortization of intangible assets related to the acquisition of Mondowave in March 2007 and the amortization of intangible assets related to the acquisition of Acutechnology Semiconductor in January 2008. These intangible assets, which include developed and core technology, non-compete covenant agreements, and customer relationships, were amortized using the straight line method over their expected useful lives, which ranged from two to four years. For the second quarter of 2008, amortization costs included $221 thousand of amortization related to Acutechnology intangible assets and $627 thousand of amortization related to Mondowave intangible assets, as compared to $627 thousand of amortization of Mondowave intangible assets during the same period of 2007. For the six months ended June 30, 2008, we recognized $442 thousand of amortization on Acutechnology intangible assets and $1.3 million of amortization on the Mondowave intangible assets, as compared to $836 thousand of amortization on Mondowave intangible assets during the first six months of 2007.

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
Impairment of Goodwill and other Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Impairment of goodwill and other intangible assets (in thousands)	$9,445	—	100%	$9,445	—	100%

% of revenue	160%	0%		82%	0%
          During the second quarter of 2008, we concluded that indicators of impairment were present as our market capitalization had remained below our book value for an extended period of time, and we forecasted lower future cash flows from our acquisitions of Mondowave, Inc. and Acutechnology Semiconductor, Inc. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor, Inc. have declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we tested the recoverability of our long-lived assets pursuant to the guidance in SFAS 144. We determined that the carrying value of the purchased intangible assets from the Mondowave and Acutechnology Semiconductor acquisitions exceeded their fair value under the test of impairment in SFAS 144 and recorded an impairment charge of approximately $4.3 million. We then tested our goodwill for impairment pursuant to the guidance in SFAS 142. Because we have one reporting unit under SFAS 142, we utilized an entity wide approach to assess goodwill for impairment. We assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets after recognizing the impairment charge on our long-lived assets. The evaluation resulted in a $5.1 million goodwill impairment charge in the second quarter of 2008.
Interest and Other Income (Expense), Net

	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Interest and other income (expense), net (in thousands)	$340	$1,085	(69)%	$1,137	$2,323	(51)%
     Interest and other income (expense), net in the three months ended June 30, 2008 decreased $0.7 million compared to the same period in 2007. We earned interest income of $0.4 million and $1.1 million in the three months ended June 30, 2008 and 2007, respectively. The lower interest in 2008 is due to lower average cash and investment balances and to declines in short term money market interest rates. For the six months ended June 30, 2008, interest income declined by $1.4 million, again due to lower average cash and investment balances and to declines in short term money market interest rates. We expect that interest income will continue to decline as our cash is used in operations during the next several quarters.
Benefit From Income Taxes

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Benefit from income taxes (in thousands)	221	506	(56)%	231	552	(58)%
Effective tax rate	1%	-8%		1%	-5%

          We recorded a benefit from income taxes of $221 thousand and a provision of $506 thousand for the three months ended June 30, 2008 and 2007, respectively. Our year to date tax benefit increased over the first quarter ending March 31, 2008 as we recognized a U.S. tax benefit related to a prior period true-up of tax expense. Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We currently expect our tax provision to be approximately $0.5 million for the full year 2008, although this expected rate may change as we explore tax planning opportunities available to us.
          Our net loss includes share-based compensation expense of $0.6 million for the three months ended June 30, 2008 and $0.8 million for the three months ended June 30, 2007. The share-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, share-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. We also incurred impairment charges and amortization of acquisition-related intangible assets (including goodwill) of $11.1 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively, related to our acquisitions of Mondowave and Acutechnology Semiconductor. Both the nondeductible share-based compensation expenses and acquisition-related charges unfavorably impacted our effective tax rate by approximately 0.5% and 1% for the six months ended June 30, 2008 and 2007, respectively.
          As of June 30, 2008, we have recorded a $1.2 million valuation allowance against our California deferred tax assets and a $2.0 million valuation allowance for our U.S. deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
          As of June 30, 2008, our unrecognized tax benefits are approximately $3.4 million, of which $2.6 million would, if recognized, impact our effective tax rate. This amount includes $0.4 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months, potentially impacting our net income (loss) by up to $1.0 million. It is possible; however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
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
Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(15,725)	$(10,020)
Net cash provided by (used in) investing activities	19,618	(7,263)
Net cash provided by (used in) financing activities	40	(1,451)
          Since our inception, we have financed our operations primarily through sales of equity securities. Working capital decreased from $68.4 million at December 31, 2007 to $50.5 million at June 30, 2008. Cash, cash equivalents, investments and restricted cash at June 30, 2008 totaled $54.3 million, which was $16.4 million lower than the balance at December 31, 2007. The declines in working capital and cash, cash equivalents, investments and restricted cash were primarily due to our net loss in the first half of 2008.
          Net cash used in operating activities was $15.7 million for the six months ended June 30, 2008, compared to $10.0 million for the six months ended June 30, 2007. Net loss was $29.6 million for the six months ended June 30, 2008 and $11.5 million for the six months ended June 30, 2007. Accounts receivable decreased $2.0 million in the six months ended June 30, 2008 and decreased $9.4 million in the six months ended June 30, 2007. The decreases correspond to the decrease in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days sales outstanding were 57 at June 30, 2008 and 76 at June 30, 2007. We expect days of sales outstanding typically to range from 60 to 90 days.
          Inventory increased by $3.3 million in the six months ended June 30, 2008 and decreased by $0.5 million in the six months ended June 30, 2007. The increase in the first half of 2008 reflects a build in inventories of newer display driver products, as we expected to ship higher volumes of these products in the second quarter of 2008. Additionally, in some cases we built ahead to take advantage of favorable pricing offered by suppliers. Our annualized inventory turns were 5.0 for the six months ended June 30, 2008 as compared to 7.4 for the six months ended June 30, 2007, reflecting the inventory build in the second quarter of 2008 and lower sales volumes. We anticipate that we will reduce inventories in the third quarter of 2008 through product sales. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand, resulting in inventory write-downs which impact our financial statements.
          Accounts payable, accrued liabilities and income taxes payable increased $1.0 million and decreased $13.4 million in the six months ended June 30, 2008 and 2007, respectively. The decrease in 2007 was the result of declines in inventory purchasing in the first half of that year with lower revenue. During the first quarter of 2008, $1.8 million of retention bonuses were paid to current and former employees, in connection with the Mondowave acquisition. In the second quarter of 2008, accounts payable increased as we purchased inventory.
          Net cash provided by investing activities was $19.6 million for the six months ended June 30, 2008, compared to net cash used in investing activities of $7.3 million in the six months ended June 30, 2007. During the first half of 2008 we decreased our marketable securities portfolio and increased our cash and cash equivalents. The use of cash for the six months ended June 30, 2007 was primarily related to $7.9 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of the cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.2 million of property and equipment in the first six months of 2008 and $0.4 million in the first six months of 2007, respectively. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $19.7 million in the first six months of 2008 and $3.5 million in the first six months of 2007. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal.
          Net cash provided by (used in) financing activities was $40 thousand for the first six months of 2008 and ($1.5) million in the first six months of 2007. In 2008 proceeds from issuance of our common stock under our stock option and stock purchase plans is largely offset by payments under capital leases. During the first six months of 2007, we purchased approximately 499 thousand shares of our common stock for $1.8 million. This purchase offset approximately $0.3 million of proceeds from our stock option and stock purchase plans.
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
          We believe that our cash balance will be sufficient to fund our operations for the next twelve months, and we currently have no plans that would require us to seek additional cash. We expect, however, to continue utilizing significant cash in our operations. Our current revenue levels are not sufficient to support our current operating expenses. We may therefore take steps to strengthen our cash position by raising cash through the sale of company assets or through debt or equity financing, by reducing our operating expenses, or through a combination of these activities. We cannot assure you that we will successfully complete any such activities in a timely fashion, or that such activities will be concluded on terms satisfactory to us. The inability to strengthen our cash position could harm our future business prospects. Further, consummation of any such activities could dilute our current stockholders, or have other negative consequences to Leadis and to our stockholders.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
          Interest Rate Risk. Our investment portfolio currently consists of money market funds, municipal and corporate bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $48 million as of June 30, 2008, and have a weighted average interest rate of approximately 3.2%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
               Liquidity Risk. Our available for sale securities as of June 30, 2008 include $2.3 million at fair value of high-grade auction rate securities (ARS) that are securitized packages of government guaranteed student loans. During the second quarter of 2008, our ARS repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. The funds associated with these securities may not be accessible for in excess of twelve months.
          Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 and 2008 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge substantially all of our foreign exchange transaction exposure in future periods. To date, the foreign currency transactions and exposure to exchange rate volatility have not been significant. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
          As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. This evaluation confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
          There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
          On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in our registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO, demand for our OLED (color organic light-emitting diodes) products was already slowing due to competition from one of our existing customers and that the Company failed to disclose that it was not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and judgment was entered in favor of the Company and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. On April 18, 2008, the Court of Appeals issued a decision reversing the decision of the District Court and remanding the case back to the District Court. We and other defendants intend to file a petition for writ of certiorari with the U.S. Supreme Court in the third quarter of 2008. If this petition is not granted, or the recent decision of the Court of Appeals is affirmed, we expect that the case will return to the District Court level for further proceedings at the early stages of litigation.
ITEM 1A. Risk Factors.
          Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and subsequent reports on Form 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
          We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.
Our efforts to expand our product portfolio and enter into new markets have attendant execution risk.*
          Until recently, our products have been display drivers for small panel displays used in portable handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. In early 2007, we announced our intention to develop and sell light emitting diode, or LED, drivers and touch technology products. During 2007, we also entered the consumer audio and power management semiconductor markets through our acquisitions of Mondowave Inc. and Acutechnology Semiconductor, Inc., respectively. We have increased our operating expenses and will likely continue to expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We have, and may continue to, experience unforeseen difficulties and delays in developing these new products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. In addition, our sales organization is still gaining experience in selling these new products. To date, we have recorded a relatively small number of sales in these new businesses and do not expect to generate significant revenue in the next several quarters from these new businesses. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results and harm our business.
If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.*
          Our future success will depend on our ability to develop new display drivers, LED and power management integrated circuits, audio components and touch technology products, as well as product enhancements, that achieve timely and cost-

effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the portable handset manufacturers, making it more difficult for us to influence or predict future technology requirements. We often incur significant expenditures on the development of a new product without any assurance that a display module manufacturer or handset manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
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
          We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. Even if we achieve design wins for our products, these design wins may not generate significant, or any revenue. Our audio products have taken longer to develop than anticipated and have not been awarded any significant design wins to date. We recently were awarded our first two Tier 1 design wins for our LED driver products, but it is unclear at this time how much revenue will be generated by these design wins. Our touch controller products just recently began sampling and have not yet been awarded any design wins. We recently began to develop new display drivers based on advanced technology that has not yet been broadly accepted in the marketplace. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, we are experiencing a slower than anticipated ramp of our most recent display driver design programs, which negatively impacted our operating results. While we continue to develop new products in all of our different product lines, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.

Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and financial condition.*
          In order for us to sell our products, our customers must incorporate our products into their products in the design phase, called a design win. Once our products have achieved a design win, it typically takes 9 to 12 months for display driver products to actually ramp into commercial production. We expect our new LED driver, power management and audio products to ramp into production in shorter periods. The value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated due to lower than anticipated acceptance of our customer’s product by the market. For example, our most recent display driver products to go into volume production have experienced slower than anticipated growth, which harmed our operating results in the second quarter of 2008 and caused us to reduce our revenue projections for the remainder of 2008. Should new display technologies that we currently are focusing upon, such as RGBW and AM-OLED, not be adopted by the market as fast as we or our customers anticipate, actual volumes from our recent display driver design wins may be lower than we are expecting, which could adversely affect our revenue and gross margin. Similarly, if our recent LED driver design wins do not ramp up into volume production as currently anticipated, our business will be harmed. In addition, if other components of our customer’s product contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its product, adversely impacting our sales. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, and/or operating results.
We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash flows and could harm our financial condition.*
          We incurred net losses of $11.9 million, $30.9 million, and $29.6 million in 2006, 2007, and the first six months of 2008, respectively. The loss in the first half of 2008 includes a $9.4 million non-cash impairment charge against our goodwill and other intangible assets. In addition, we expect to continue to incur net operating losses for the next several quarters as we invest in the development and expansion of our business to new products and markets. Based on our current projections, our revenue levels will not support such operating expenses. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash flows and negatively harm our business and financial condition.
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.*
          We believe our existing cash, cash equivalents and short term investments will be sufficient to meet our working capital, capital expenditures and other needs for the next twelve months. However, we have experienced negative cash flows in 2006 and 2007, and we expect cash flow to be negative in 2008 as our current operating expenses significantly exceed our anticipated revenue. Consequently, we may seek to raise additional funds to strengthen our cash position and fund future activities, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.
We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.*
          Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During the first six months of 2008, our top customers, Rikei Corporation, Ritdisplay Corporation, Samsung SDI and TPO Displays Corporation, accounted for approximately 90% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. Our display driver market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.
Our customers include our products in displays sold to a small number of handset manufacturers, and the loss of business by our customers with these handset manufacturers could adversely affect our business.
          Nearly all our display driver products are used for displays sold for use in portable handsets manufactured by a concentrated group of handset manufacturers. Moreover, historically the large majority of our display driver products are used in handsets manufactured by Nokia Corporation. To the extent any of our module display customers lose some or all of their business with the portable handset manufacturers to which they supply modules containing our products, and Nokia in particular, our business would be adversely affected. Even if our products are included in portable handsets sold to handset manufacturers, the particular portable handset device may ultimately not be marketed and sold successfully to consumers, which could cause us to lose sales we had anticipated.
We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.*
          Historically, we have derived all of our revenue from a limited number of display driver products primarily used in portable handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our display product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN technology. The market has transitioned away from CSTN in favor of thin film transistor, or TFT, devices. In the second quarter of 2008, 65% of our revenue was generated from the sale of recently introduced TFT display driver devices. The revenue generated from these new TFT devices, however, grew at a slower rate than we anticipated and was unable to offset declines in sales from more mature display driver programs. We intend to continue to place a greater emphasis on development of TFT display drivers containing advanced display technology and AM-OLED display drivers, and market acceptance of these products is critical to our business and financial results. We will also focus on the development of new LED drivers, audio ICs and touch controllers and market acceptance of these new products is critical to our long-term success.
The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.*
          The portable electronic device market, and in particular the portable handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of portable handset components. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our new LED drivers and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $0.83 in the second quarter of 2007 to $0.67 in the second quarter of 2008, a decline of 19%. As our product mix becomes more diverse, our average selling price for any period is also impacted by our mix of products sold for that period. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.
If we are unable to comply with evolving customer specifications and requirements, customers may choose other products instead of our own.
          Our display driver products are incorporated in display modules, which must comply with portable handset manufacturers’ continually evolving specifications. Similarly, our new LED driver, power management and audio ICs and touch controllers will need to satisfy certain performance specifications of portable handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products to be successful. In addition, as we seek to add new customers, we will need to comply with new and different specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our products over those of our competitors early in the customer’s design process, which is known as a design win. Loss of design wins could harm our business because display module manufacturers and portable handset and electronic device manufacturers typically do not change suppliers once a device has been designed. In addition, loss of a design win may make it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.
Our business is highly dependent on the portable consumer electronics market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.
          Nearly all of our revenue to date has been generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products also will be for use in portable handsets. The portable handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving portable handset specifications. If we, our customers or portable handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. For example, a faster than anticipated ramp down of a mature program negatively impacted our revenue in 2007, and a slower than expected ramp of recently introduced display driver products has reduced our revenue to levels below our expectations during 2008. Our business is also dependent on the broad commercial acceptance of the portable handsets into which our devices are incorporated. Even though we may achieve design wins, if the portable handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.
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
We have not realized all of the anticipated benefits from our prior acquisitions, and recently recorded a $9.4 million impairment charge related to goodwill and intangible assets acquired in the Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions. Any future acquisitions could cause us to expend a substantial portion of our cash balances, incur debt or contingent liabilities, incur accounting charges, or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders, which could impair our financial position. Moreover, we may not realize the anticipated benefits of any acquisition or investment. In addition, any future acquisitions may not be favorably received by investors or securities analysts, which could cause declines in our stock price.
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
          Our small panel display drivers, audio, LED and touch controller products comprise only part of complex electronics systems manufactured by our customers. As a result, these products must operate according to specifications with the other components in the system. For example, in a display subassembly our display drivers are attached to the display glass and must interoperate with the glass efficiently. Our audio products must generally interoperate with a third party microprocessor. If other components of the electronic system fail to operate efficiently with our products, we may be required to incur additional development time and costs optimizing the interoperability of our products with the other components. Additionally, if other components of the system contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its system, adversely impacting our sales.
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
We face significant competition and may be unsuccessful in competing against current and future competitors.*
          The markets for semiconductors generally, and small panel display drivers in particular, are intensely competitive, and we expect competition to increase and intensify in the future. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results. The major independent semiconductor suppliers with which we may compete for sales of our display drivers include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., NEC Corporation, Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited. Additionally, many portable device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.
          Competitors for our LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated.

          Competitors for our audio products include AKM Semiconductor, Inc., Austriamicrosystems AG, Cirrus Logic, Inc., Maxim Integrated Products, National Semiconductor, Rohm Electronics, Co. Ltd., Texas Instruments, STMicroelectronics and Wolfson Microelectronics plc.
          Competitors for our touch products include Atmel Corporation, Cypress Semiconductor and Synaptics Incorporated.
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
          As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Seiko Epson in Japan, Silterra Malaysia Sdn Bhd. in Malaysia, and United Microelectronics Corporation in Taiwan to produce our display driver products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our display driver products. We may use different vendors for the production and testing of our LED, audio and touch products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.
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
          We expanded our operations in 2007 to include LED drivers, audio, touch controller, and power management products. As a result of these new ventures, we have increased the scope and complexity of our operations, expanded our workforce, and partnered with new sales representatives and distributors. This growth places a significant strain on our management personnel, systems and resources. In addition, we anticipate that we will continue to implement a variety of new and upgraded operational and financial systems, procedures and controls. We also will need to continue to expand, train, manage and motivate our workforce, manage multiple suppliers, sales representatives and distributors and greater levels of inventories, which will add complexity to our business operations. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.
Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*
          We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of June 30, 2008, we had thirty-one U.S. patent applications pending, twenty-eight foreign patent applications pending and had been issued fifteen U.S. patents and twelve Korea patents relating to our display driver, LED driver, audio, power management, and touch sensor products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
We may have exposure to greater than anticipated tax liabilities.
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
Because a portion of our total assets are represented by intangible assets which are subject to mandatory annual impairment evaluations, we could be required to write off our remaining intangible assets, which may adversely affect our financial condition and results of operations.*
          We accounted for our acquisitions of Mondowave Inc. and Acutechnology Semiconductor, Inc. using the purchase method of accounting. A portion of the purchase price for each business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. The excess purchase price was allocated to goodwill. In accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets that are subject to amortization are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. During the second quarter of 2008, we conducted our annual impairment analysis of our goodwill and an impairment analysis of our long-lived assets, as our market capitalization was below its net book value for an extended period of time. We concluded that the carrying value of our goodwill and other intangible assets purchased in the acquisitions of Mondowave, Inc. and Acutechnology Semiconductor, Inc. exceeded the implied fair value of these assets. As a result, we recorded an impairment charge of $9.4 million. There can be no assurance that when we perform future impairment tests, the carrying value of the remaining intangible assets would not exceed the implied fair value and therefore additional adjustments may be required. Such adjustment would result in a charge to operating income in that period.
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
Funds associated with certain of our auction rate securities may not be accessible for in excess of twelve months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.*
          Our available for sale securities as of June 30, 2008 include $2.3 million at fair value of high-grade auction rate securities (ARS) that are securitized packages of government guaranteed student loans. During the second quarter of 2008, our ARS repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. The funds associated with these securities may not be accessible for in excess of twelve months.
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
We currently are, and in the future may be, subject to securities class action lawsuits that could cause harm to our business, financial condition, results of operations and cash flow.*
          We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The District Court granted defendants’ Motion to Dismiss the complaint, with prejudice, and judgment was entered in favor of all defendants. The plaintiffs appealed the decision to the United States Court of Appeals for the Ninth Circuit and the Court of Appeals recently issued a decision reversing the trial court’s decision and remanding the case back to the District Court. We and the other defendants intend to file a petition for writ of certiorari with the U.S. Supreme Court in the third quarter of 2008. We cannot predict the outcome of this lawsuit. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.
          We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 35% of our outstanding common stock as of July 31, 2008. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations and divestitures. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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
          Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on for the fiscal year 2008, and our independent registered public accounting firm to attest to for fiscal year 2009, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur, substantial expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we experienced during 2007. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.
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

ITEM 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Stockholders held at the Company’s Sunnyvale, California headquarters on June 4, 2008, the following proposals were adopted by the votes indicated below. Proxies for the Annual Meeting were solicited by the Company pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitation.
Proposal 1: The election of three directors to serve for a three-year term until the Company’s 2011 Annual Meeting of Stockholders. The results of the voting were as follows:

Nominee	For	Withheld
Antonio Alvarez	21,362,967	1,349,696
Alden Chauvin, Jr.	21,096,250	1,616,413
James Plummer	21,361,167	1,351,496
Proposal 2: The selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the Company’s fiscal year ending December 31, 2008 was ratified by the following vote:

			Broker
For	Against	Abstain	Non-votes
22,446,608	156,492	109,563	—
ITEM 6. Exhibits
3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	LEADIS TECHNOLOGY, INC.

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