Form 10-Q
period 2008-09-30
LEADIS TECHNOLOGY INC
filed 2008-11-10
CIK 1130626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2008 29,422,920 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.
FORM 10-Q

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,154	$33,945
Short-term investments	11,146	31,286
Accounts receivable, net	4,943	5,787
Inventories	5,716	2,210
Income taxes receivable and deferred tax assets	613	3,038
Restricted cash	2,467	2,508
Prepaid expenses and other current assets	1,774	1,232

Total current assets	53,813	80,006
Property and equipment, net	3,042	4,534
Goodwill	—	5,108
Intangible assets, net	80	6,125
Long term investments	2,307	3,000
Other assets	1,558	806

Total assets	$60,800	$99,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,574	$4,538
Income taxes payable and deferred tax liabilities	89	353
Deferred margin	543	6
Other accrued liabilities	4,721	6,691

Total current liabilities	11,927	11,588
Income taxes payable and deferred tax liabilities	1,994	3,439
Other noncurrent liabilities	767	1,075

Total liabilities	14,688	16,102

Contingencies
Stockholders’ equity:
Common stock and additional paid-in capital	109,961	107,939
Accumulated other comprehensive income (loss)	(843)	1,232
Accumulated deficit	(63,006)	(25,694)

Total stockholders’ equity	46,112	83,477

Total liabilities and stockholders’ equity	$60,800	$99,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$4,719	$9,943	$16,239	$33,349
Cost of sales	4,451	8,857	15,996	29,834

Gross profit	268	1,086	243	3,515

Operating expenses:
Research and development	5,434	5,391	16,252	13,230
Selling, general and administrative	3,744	4,318	12,749	11,150
Amortization of intangible assets	27	627	1,723	1,463
Impairment of goodwill and intangible assets	—	—	9,445	—
In-process research and development	—	500	—	1,820

Total operating expenses	9,205	10,836	40,169	27,663

Operating loss	(8,937)	(9,750)	(39,926)	(24,148)
Interest and other income, net	581	997	1,718	3,319

Loss before income taxes	(8,356)	(8,753)	(38,208)	(20,829)
Benefit from income taxes	(665)	(394)	(896)	(946)

Net loss	$(7,691)	$(8,359)	$(37,312)	$(19,883)

Basic and diluted net loss per share	$(.26)	$(.29)	$(1.28)	$(.68)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,379	28,973	29,205	29,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(37,312)	$(19,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,353	1,070
Amortization of intangible assets	1,723	1,463
Impairment of goodwill and intangible assets	9,445	—
Net gain on disposal or sale of fixed assets	(7)	—
Provision for excess and obsolete inventory	1,653	1,229
Loss on purchase commitments	—	83
Deferred tax benefit	(1,292)	(1,774)
Stock-based compensation	1,729	2,401
In-process research and development	—	1,820
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	805	8,435
Inventories	(5,159)	1,626
Income taxes receivable	2,175	352
Prepaid expenses and other assets	(1,537)	353
Accounts payable	2,046	(12,539)
Accrued liabilities	(1,872)	1,580
Income taxes payable	(202)	779
Other liabilities	537	(244)

Net cash used in operating activities	(25,915)	(13,249)

Cash flows from investing activities:
Sale or maturity of available for sale securities	73,000	35,845
Purchases of available for sale securities	(52,559)	(36,016)
Purchase of property and equipment	(363)	(566)
Acquisition of business, net of cash and cash equivalents acquired	—	(7,879)
Purchased in-process research and development	—	(500)
Restricted cash	41	(2,559)

Net cash provided by (used in) investing activities	20,119	(11,675)

Cash flows from financing activities:
Proceeds from issuance of common stock	293	504
Repurchases of common stock	—	(3,837)
Principal payments on capital lease obligations	(206)	—

Net cash provided by (used in) financing activities	87	(3,333)

Effect of exchange rate changes on cash and cash equivalents	(1,082)	31

Net decrease in cash and cash equivalents	(6,791)	(28,226)
Cash and cash equivalents at beginning of period	33,945	62,697

Cash and cash equivalents at end of period	$27,154	$34,471

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
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or for any other future period. The balance sheet as of December 31, 2007 is derived from the audited financial statements as of and for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Liquidity
     Since our inception, we have financed our operations primarily through sales of equity securities. Working capital decreased from $68.4 million at December 31, 2007 to $41.9 million at September 30, 2008. Cash, cash equivalents, investments and restricted cash at September 30, 2008 totaled $43.1 million, which was $27.6 million lower than the balance at December 31, 2007. The declines in working capital and cash, cash equivalents, investments and restricted cash were primarily due to our net loss and growth in gross inventories in the first nine months of 2008.
Use of estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, goodwill and long-lived asset impairment, income taxes, stock-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate goodwill for impairment on an annual basis or whenever events and change in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss. Because we have one reporting unit under SFAS 142, we utilize an enterprise wide approach to assess goodwill for impairment.

     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.
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
     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time and as a result, long lived assets were tested for recoverability. We assessed the fair value of our long lived assets using a combination of an income approach with discounted cash flow models and a market approach. We compared these to the carrying value of the assets, and determined that the carrying value of intangible assets acquired in the acquisitions of Acutechnology Semiconductor and Mondowave, Inc. exceeded their respective fair values. The evaluation resulted in a $4.3 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.
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
     The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:

Net loss	$(7,691)	$(8,359)	$(37,312)	$(19,883)

Denominator for basic and diluted:
Weighted-average common shares outstanding	29,379	28,973	29,205	29,225

Net loss per share, basic and diluted	$(.26)	$(.29)	$(1.28)	$(.68)

     The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	As of September 30,
	2008	2007
Stock options	7,850	6,801
Unvested restricted stock awards	563	200
Unvested shares subject to repurchase	—	4
Comprehensive loss, net of tax
     The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss, as reported	$(7,691)	$(8,359)	$(37,312)	$(19,883)
Foreign currency translation adjustment	(1,149)	6	(1,756)	56
Unrealized gain (loss) on available for sale securities	(58)	35	(319)	30

Comprehensive loss	$(8,898)	$(8,318)	$(39,387)	$(19,797)

     The accumulated other comprehensive income (loss), as presented within stockholders’ equity, included the following components (in thousands):

	As of
	September 30,	December 31,
	2008	2007

Unrealized gain (loss) on available for sale securities, net of tax	$(237)	$82
Cumulative translation adjustment	(606)	1,150

Accumulated other comprehensive income (loss)	$(843)	$1,232

NOTE 2 — FAIR VALUE
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. They are the following:
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
     In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$27,154	$—	$—	$27,154
Corporate notes and bonds	7,259	—	—	7,259
US government and agency securities	—	3,887	—	3,887
Auction rate securities	—	—	2,307	2,307

Total	$34,413	$3,887	$2,307	$40,607

     The table does not include cash on hand, restricted cash and also does not include assets which are measured at historical cost or any basis other than fair value.
     Our Level 3 investments as of September 30, 2008 included auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets.

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

Fair Value
Measurements using
Significant
Unobservable Inputs
(Level 3)
Auction rate
securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	(393)
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	3,000

Balance at March 31, 2008	$2,607

Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(300)
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$2,307

Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at September 30, 2008	$2,307

NOTE 3—GOODWILL AND INTANGIBLE ASSETS:
Goodwill
     The changes in the carrying amount of goodwill for the period ending September 30, 2008 are as follows (in thousands):
     Goodwill

Balance as of December 31, 2007	$5,108
Adjustment to goodwill	15
Impairment charge	(5,123)

Balance as of September 30, 2008	$—

     During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of our single reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.

Intangible Assets
     During 2007, we acquired Mondowave Inc. and Acutechnology Semiconductor, Inc., resulting in acquisition-related intangible assets. Acquisition-related intangible assets at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008				December 31, 2007
	Gross			Net	Gross			Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount
Acquisition related intangible assets:
Developed technology	$5,830	$(3,192)	$(2,638)	$—	$4,440	$(1,850)	$—	$2,590
Non-compete covenant agreements	1,332	(489)	(763)	80	864	(240)	—	624
Customer relationships	1,053	(132)	(921)	—	—	—	—	—

Total acquisition-related intangible assets	$8,215	$(3,813)	$(4,322)	$80	$5,304	$(2,090)	$—	$3,214

     During the second quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor, Inc. have declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we reduced our projections for future cash flows and determined that the carrying amount of the purchased intangible assets exceeded the implied fair values under the tests for impairment pursuant to the guidance in SFAS 144. We recorded an impairment loss of $4.3 million which was included in the “Impairment of goodwill and intangible assets” on the condensed consolidated statements of operations. Our estimate of the fair value of the intangible assets was based on the discounted value of estimated future cash flows over a three year period with residual value and using discount rates between 26% and 30%.
     The aggregate amortization expense for our purchased intangible assets was as follows (in thousands):

	Weighted	Three Months Ended		Nine Months Ended
	Average Lives*	September 30,		September 30,
	(in years)	2008	2007	2008	2007
Developed technology	2.5	$—	$555	$1,342	$1,295
Non-compete covenant agreements	3.0	27	72	249	168
Customer relationships	4.0	—	—	132	—

		$27	627	$1,723	$1,463

*	as of the quarter ended June 30, 2008, prior to impairment charges
     Estimated future amortization expense related to acquisition-related intangible assets at September 30, 2008 is as follows (in thousands):

Year
2008 (remaining 3 months)	$27
2009	53

Total	$80

NOTE 4—INVENTORIES:
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Finished goods	$2,740	$1,427
Work-in-progress	2,976	783

	$5,716	$2,210

     We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record provisions for estimated obsolete or unmarketable inventories by comparing quantities on hand with forecasted future sales based on assumptions about future demand and market conditions. We specifically provide for a lower of cost or market write down if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price. Our provisions are reviewed each period to ensure such estimates it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and so it is not written back up in future periods if demand outlook improves.
     During the third quarter of 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs in the second quarter. We anticipate we will reduce inventories in the fourth quarter through product sales. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represent approximately 86% of our inventory carrying value as of September 30, 2008. As of September 30, 2008, we believe our inventories are fairly stated based on estimated future demand for our products. We will closely monitor our inventory levels based on actual and forecasted demand. If we determine that demand for our products is below our estimates we will provide additional inventory provisions for any products deemed excess and obsolete. Any provisions will be recorded in the quarter we make such determination and these additional provisions could be significant.
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
     We recorded a benefit from income taxes of $896 thousand and $946 thousand for the nine months ended September 30, 2008 and 2007, respectively. The income tax provision for the nine months ended September 30, 2008 included a discrete tax benefit of $936 thousand related to prior year taxes, resulting in effective tax rates of 2% and 5% for the respective periods. Our effective tax rate is based on our estimated annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, or SFAS No. 109, “Accounting for Income Taxes.”
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted. As we have established a full valuation allowance against any federal deferred tax assets, we do not anticipate this new law will impact our tax provision or effective tax rate in the fourth quarter.

     Our net loss included stock-based compensation, in-process research and development or IPR&D, amortization of acquisition-related intangible assets, and impairment charges of acquisition-related intangible assets as nondeductible expenses. We incurred stock-based compensation expense of $1.7 million for the nine months ended September 30, 2008 and $2.4 million for the nine months ended September 30, 2007. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense for incentive stock options issued to U.S. employees is generally nondeductible. We also incurred impairment charges and amortization of acquisition-related intangible assets (including goodwill) of $11.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, in relation to our acquisitions of Mondowave and Acutechnology Semiconductor. Both the nondeductible stock-based compensation expenses and acquisition-related charges unfavorably impacted our effective tax rate by approximately 1.2% and 0.8% for the nine months ended September 30, 2008 and 2007, respectively.
     We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of September 30, 2008, our unrecognized tax benefits are approximately $2.9 million, of which $1.9 million, if recognized, would impact our effective tax rate. This amount includes $0.3 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of changes in transfer pricing methodologies or lapses of statutes of limitations, potentially impacting our net income (loss) by up to $200 thousand. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
     We have established valuation allowances against deferred tax assets where we believe that it is more likely than not that the tax benefits may not be realized. During the third quarter of 2008, we recorded an additional valuation allowance of $8 thousand for our U.S. deferred tax assets, and an additional valuation allowance of approximately $647 thousand for our California state deferred tax assets, increasing our income tax expense by $655 thousand and our total valuation allowance for federal and California state deferred tax assets to $2.5 million and $1.8 million, respectively. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years remain subject to examination by federal tax authorities and the 2003 through 2007 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.
NOTE 6—PRODUCT WARRANTY:
     Changes in our liability for product warranty, included in other accrued liabilities, during the nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Balance, beginning of period	$220	$928
Accruals (adjustments) for warranty during the period	(139)	262
Settlements made during the period	—	(510)

Balance, end of period	$81	$680

     We provide for the estimated cost of product warranties as revenue is recognized, or as we are able to estimate the cost of specific warranty claims from customers. As actual warranty claim experience has been below our expected claim rates, we have reduced our warranty liability via adjustments in 2007 and for the nine months ended September 30, 2008.
NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:
Stock Option Plans
     Cost of sales, research and development, and selling, general and administrative costs in the three and nine months ended September 30, 2008 and 2007 include stock-based compensation expenses recorded under Statement of Financial Accounting Standards No. 123R, or SFAS 123R, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$44	$47	$116	$71
Research and development	250	291	712	742
Selling, general and administrative	99	634	901	1,588

Total stock based compensation	$393	$972	$1,729	$2,401

     A summary of activity under the stock benefit plans is as follows (in thousands, except weighted-average life and per share data):

	Available			Wtd. Avg.
	for		Wtd. Avg.	Remaining	Aggregate
	Future		Exercise	Contractual	Intrinsic
	Issuance	Outstanding	Price	Life in Years	Value

Balance, December 31, 2007	5,098	6,633	$3.78

Authorized
Options granted	(1,474)	1,474	$1.91
Options cancelled	270	(270)	$6.26
Options forfeited	228	(228)	$3.91
Options exercised		(241)	$0.12
Restricted stock units granted	(482)	482	$—
Restricted stock units forfeited	18

Balance, September 30, 2008	3,658	7,850	$3.22

Vested and expected to vest, September 30, 2008		6,729	$3.45	4.4	$617

Vested and exercisable, September 30, 2008		3,596	$3.58	3.9	$617
     The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.75 as of September 30, 2008, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at September 30, 2008 was 1.1 million shares.
     Total intrinsic value of options exercised was approximately $443 thousand and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. Total cash received by us related to option exercises was approximately $29 thousand and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. Upon option exercise, we issue new shares of stock. We realized no tax benefit in connection with these exercises.
     Total unrecognized compensation cost of $4.4 million related to options outstanding at September 30, 2008 will be recognized over a weighted-average period of approximately 2.0 years.
     Under the stock benefit plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. There were no unvested shares subject to repurchase rights at September 30, 2008.

Restricted Stock Units
     In March 2007, and again in September 2008, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to us with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable.
     A total of 75,643 restricted stock units vested during the nine months ended September 30, 2008. As of September 30, 2008, 562,503 restricted stock units were outstanding, with grant-date weighted average fair value of $1.39 per share.
     The fair value of the restricted stock units was calculated based upon the fair market value of our stock at the date of grant. As of September 30, 2008, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock units granted, which we expect to recognize over a weighted average period of 15 months.
Employee Stock Purchase Plan
     We issued 192,599 shares under our 2004 Employee Stock Purchase Plan (the “ESPP”) in the nine months ended September 30, 2008. Total unrecognized compensation cost of $91 thousand related to shares to be issued under the ESPP outstanding at September 30, 2008 will be recognized over one year.
Valuation and Expense Information under SFAS No. 123(R)
     We value stock-based awards under the Black-Scholes model. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the nine months ended September 30, 2008 and 2007 were as follows (annualized percentages):

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	4.25	0.75	4.3	0.75
Volatility	49%	41%	47%	37%
Risk-free interest rate	2.9%	2.0%	4.3%	4.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average estimated fair value	$0.45	$0.36	$1.44	$1.05

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	4.25	0.75	4.5	0.75
Volatility	47%	39%	49%	47%
Risk-free interest rate	2.5%	2.1%	4.6%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average estimated fair value	$0.77	$0.54	$1.75	$1.35
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
     As of September 30, 2008 and December 31, 2007, 21% and 14%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

     The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Japan/US	73%	24%	35%	33%
China	12%	67%	44%	54%
Korea	11%	1%	9%	5%
Taiwan	4%	8%	12%	8%

Total revenue	100%	100%	100%	100%

NOTE 9—CONTINGENCIES:
     On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in our registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The claims appear to be based on allegations that at the time of the IPO demand for our OLED (color organic light-emitting diodes) products was already slowing due to competition from one of our existing customers and that we failed to disclose that we were not well positioned for continued success as a result of such competition. On October 28, 2005, we and other defendants filed a Motion to Dismiss the lawsuit. By Order dated March 1, 2006, the Court granted defendants’ Motion to Dismiss, with prejudice, and judgment was entered in favor of us and all other defendants. On or about March 28, 2006, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. On April 18, 2008, the Court of Appeals issued a decision reversing the decision of the District Court and remanding the case back to the District Court. We and other defendants filed a petition for writ of certiorari with the U.S. Supreme Court in the third quarter of 2008. If this petition is not granted, or the decision of the Court of Appeals is affirmed, we expect that the case will return to the District Court level for further proceedings at the early stages of litigation.
     We have received a claim from a licensor of certain CSTN display technology, alleging that we are responsible for the payment of royalties on certain past sales of CSTN display drivers made by us to one of our major customers. The total amount the licensor claims we owe is $548 thousand including penalties and interest on the license fees. We believe that the royalties for the past sales subject to the claim are due and payable by our customer consistent with the custom and practice between us and the customer. We are discussing this matter with both the customer and licensor. While we cannot predict the outcome of this claim, it may result in significant costs and diversion of management’s attention and resources, which could harm our business and operating results.
NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our consolidated financial statements.
     In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP FAS 157-3 did not have any impact on our consolidated financial statements.

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
Business Overview
     We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We began operations in 2000 and began commercially shipping our products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs. We have increased our operating expenses as a result of this diversification strategy and will likely continue to expend substantial resources, including cash, in developing new and additional products for these markets. We focus on the design, development and marketing of our products and outsource all of the fabrication, assembly and testing of our products to outside foundries and subcontractors. We believe this concentrated focus enables us to provide our customers with critical time-to-market and product differentiation advantages as well as dual sources of supply and flexible capacity.
     To date, we have sold our products primarily to display module manufacturers, which incorporate our display driver products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Samsung Electronics Co., Ltd., and Sony Ericsson Mobile Communications AB. As we expand our product portfolio of LED drivers, power management, and touch technology products, we expect our customer base will broaden to include MP3, personal media player (PMP) manufacturers and other consumer electronic markets, and that we will be selling directly to OEM and ODM manufacturers in addition to our historical display module customers. We currently generate nearly all of our revenue from customers in Asia. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.
     The market for portable devices requiring display, LED, power management and touch technologies is a large market consisting of products such as portable handsets, MP3/PMP players, personal data assistants, or PDAs, handheld games, and digital still cameras. This market is characterized by rapidly evolving technology, intense competition among a concentrated group of manufacturers, and continually changing consumer preferences. These factors result in the frequent introduction of new products, product life cycles that typically range from one to three years, continually evolving specifications and significant price competition. To be successful, we must be able to introduce new products that satisfy the evolving technology and product specifications in an efficient and timely manner. We do not have a long history in our new analog markets, and our lack of market knowledge relative to other market participants may prevent us from competing effectively. Selling prices for our products and those of our competitors steadily decline during their life cycles. Therefore, if products do not enter commercial production on schedule their profitability declines significantly. In addition, in the past, mobile handset manufacturers have inaccurately forecasted consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders due to changes in demand and delays in production by our customers, often with limited advance notice, and we expect such order changes to occur in the future.
     Our revenue in the first nine months of 2008 decreased 51% as compared to the prior year. As we expected, our revenue from older super twisted nematic, or STN, display drivers declined from $25 million in the first nine months of 2007 to $4 million in the same period of 2008. Our newer display driver programs that we were counting on for revenue growth in 2008 have, overall, not ramped as expected, and revenue contributions from our new analog businesses still represent a very small percentage of our total revenue. Our net loss has widened due to the decline in revenues in our core display driver business as well as the additional operating expenses incurred related to our investment in our new analog businesses. Within our display driver products, we are focusing new product development efforts on innovative TFT and active matrix organic light emitting diode, or AMOLED devices. We entered into several non recurring engineering, or NRE, projects related to advanced display driver technology programs during the first nine months of 2008 and expect to enter into several more during the remainder of this year. These projects are expected to contribute modestly to our revenue over the next several quarters, partially offsetting related costs and validating our customers’ interest in these programs.

     During the third quarter of 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs in the second quarter. We anticipate we will reduce inventories in the fourth quarter through product sales. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represent approximately 86% of our inventory carrying value as of September 30, 2008. As of September 30, 2008, we believe our inventories are fairly stated based on estimated future demand for our products. We will closely monitor our inventory levels based on actual and forecasted demand. If we determine that demand for our products is below our estimates we will provide additional inventory provisions for any products deemed excess and obsolete. Any provisions will be recorded in the quarter we make such determination and these additional provisions could be significant.
     As our revenue growth is lower than we had anticipated, we expect to continue utilizing significant cash in our operations. Our current revenue levels are not sufficient to support our current operating expenses, and with the sharp deterioration in the global economic outlook in the third quarter of 2008, we plan to improve our cash position to preserve the resources needed to fund our best business opportunities. We have retained an investment bank to assist us with the sale of our audio business, and we expect to take other steps to reduce our operating expenses in the fourth quarter of 2008. We have recently experienced greater volatility in customer demand forecasts, which may continue due to the deteriorating global economic climate and economic uncertainty. This volatility and uncertainty may affect our ability to provide or meet specific forecasted revenue results. We anticipate that our gross margins will improve gradually as revenue increases and as we see a greater proportion of revenue from our newer display driver programs, LED drivers, power management devices and touch controllers. We believe these businesses provide a better opportunity for long-term growth at gross margins above current levels, although we cannot assure you that we will successfully increase our revenue in these businesses nor that we will be able to sell our products at higher gross margins. To date, we have recorded a relatively small number of sales in these new businesses and do not expect to generate significant revenue in the next several quarters from these businesses. Moreover, it is possible that our competitive strengths in the display driver business will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Our slow growth to date in revenue from these newer businesses highlights the challenges faced in entering new businesses, including uncertain consumer spending trends in an increasingly difficult economic environment.
     We expect our research and development and sales, general and administrative expenses will decline in the fourth quarter of 2008 as we divest ourselves of our audio business; however, the timing of these cost savings is uncertain, and will likely be offset by severance costs and other restructuring charges.
Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, income taxes, stock-based compensation, impairment of goodwill, long-lived and intangible assets, the fair value of available for sale securities, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.
     In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as well as accounting policies disclosed in our Form 10-K filed with the SEC in March 2008, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, valuation of available for sales securities, the assessment of long-lived and other intangible assets and goodwill, warranty obligations, income taxes and stock-based compensation.

     Inventory Valuation. We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record provisions for estimated obsolete or unmarketable inventories by comparing quantities on hand with forecasted future sales based on assumptions about future demand and market conditions. We specifically provide for a lower of cost or market write down if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price. Our provisions are reviewed each period to ensure such estimates it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and so it is not written back up in future periods if demand outlook improves.
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
     Fair Value Measurements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
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
     Our Level 3 investments as of September 30, 2008 include auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets.
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
Results of Operations
     Total revenue for the third quarter of 2008 was $4.7 million, compared to $9.9 million in the same quarter of 2007, a decline of 53%. Units sold in the third quarter of 2008 declined by 51% from the same quarter of 2007, and product average selling prices decreased 4%. Compared to the immediately prior quarter ended June 30, 2008, total revenue for the third quarter decreased 20%. We recognized $74 thousand in NRE revenue in the third quarter of 2008 compared to $307 thousand in the second quarter. For the nine months ended September 30, 2008, our revenue declined 51% to $16.2 million as compared with $33.3 million in the nine months ended September 30, 2007. During this period, our units sold declined by 42%. These declines were due in large part to the decline in our sales of STN products without corresponding increases in sales from our newer TFT programs. Our operating expenses for the nine months ended September 30, 2008 increased 45%, largely as a result of our $9.4 million impairment of goodwill and intangible assets in the second quarter of 2008, and the growth in headcount to support our new businesses.
     For the third quarter of 2008, our gross profit decreased by $0.8 million as compared to the third quarter of 2007, and our gross margin declined from 11% to 6%. This decrease was due largely to the increase in fixed costs as a percentage of total cost of goods sold in the quarter as compared to the third quarter of 2007, and to the costs associated with our NRE revenue, which produced a negative NRE gross margin for the third quarter.
     Operating expenses declined to $9.2 million in the third quarter of 2008 as compared to $10.8 million in the same quarter of 2007. In the third quarter of 2007, we recognized a $0.5 million one-time in-process R&D charge related to our acquisition of the intellectual property assets of Nuelight Technology, Inc, and $0.6 million in amortization related to intangible assets purchased in our acquisition of Mondowave, Inc. As a result of our impairment of goodwill and intangible assets in the second quarter of 2008, our costs for intangible asset amortization in the third quarter decreased to $27 thousand, and we had no in process R&D charges. Our sales, general and administrative costs in the third quarter of 2008 declined by $0.6 million as compared to the third quarter of 2007 principally as a result of one-time adjustments to our stock compensation expense in the third quarter of 2008. As a result of the decline in expenses, our net loss for the third quarter of 2008 was $7.7 million compared to a loss of $8.4 million in the third quarter of 2007.

     The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	100%	100%	100%	100%
Cost of sales	94	89	99	89

Gross profit	6	11	1	11

Operating expenses:
Research and development	115	54	100	40
Selling, general and administrative	79	44	79	34
Amortization of intangible assets	1	6	11	4
Impairment of goodwill and intangible assets	—	—	58	—
In-process research and development	—	5	—	6

Total operating expenses	195	109	248	84

Operating loss	(189)	(98)	(247)	(73)
Interest and other income, net	12	10	11	10

Loss before taxes	(177)	(88)	(236)	(63)
Provision for (benefit from) income taxes	(14)	(4)	(6)	(3)

Net loss	(163)%	(84)%	(230)%	(60)%

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Revenue (in thousands)	$4,719	$9,943	(53)%	$16,239	$33,349	(51)%
     Revenue was $4.7 million in the three months ended September 30, 2008, a decrease of 53% as compared to $9.9 million in the three months ended September 30, 2007. We shipped approximately 6.4 million units in the third quarter of 2008, which represented a decrease of 51% compared to the approximately 13.2 million units we shipped in the third quarter of 2007. Our average selling price declined from $0.76 in the third quarter of 2007 to $0.72 in the third quarter of 2008. The unit declines were primarily due to lower revenue on STN display drivers which were not offset by revenue growth on our newer TFT display driver programs. For the first nine months of 2008, our revenue was $16.2 million, a decline of 51% from the first nine months of 2007. Over these same periods, our units sold declined by 42% and our average selling price declined by 19%.
     We continue to generate most of our revenue from the sale of display driver products which have historically made up nearly all of our revenue. Display driver price is a function of technology, the maturity of the device sold and general industry conditions.
     Compared to the immediately prior quarter ended June 30, 2008, revenue decreased 20%. Our product average selling price increased from $0.67 to $0.72, but our revenue unit shipments declined by 23%. We have recently experienced greater volatility in customer demand forecasts, which may continue due to the deteriorating global economic climate and economic uncertainty. This volatility and uncertainty may affect our ability to provide or meet specific forecasted revenue results.

     Significant customer information is as follows:

	% of		% of
	Revenue for the		Revenue for the		% of Accounts
	Three Months Ended		Nine Months Ended		Receivable at
	September 30,		September 30,		September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Rikei Corp.	72%	24%	35%	33%	69%	22%
Newtech Computer, Ltd	10%	*	*	*	*	*
TPO Displays Corp.	*	67%	20%	50%		72%
Samsung SDI	*	*	24%	*	15%	*
RiTdisplay Corp.	*	*	10%	*	*	*

*	Less than 10%
     Historically, most of our revenue has been generated from sales to a very small number of customers. During the third quarter of 2008, our largest customers were Rikei Corporation and Newtech Computer, Ltd. which collectively accounted for approximately 82% of our revenue. Rikei and Newtech are distributors that sell our products to customers in Japan and Hong Kong, respectively. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.
Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Gross profit (in thousands)	268	1,086	(75)%	243	3,515	(93)%
% of revenue	6%	11%		1%	11%
     Gross profit decreased $0.8 million, for the quarter ended September 30, 2008 as compared to the same period in 2007, and gross margin declined from 11% to 6%. Gross margin generally varies with product mix, volume, average selling price and unit costs. The decline in gross margin in the three months ended September 30, 2008 as compared with the same period in 2007 was due principally to the lower revenue base to absorb the fixed cost of our product operations. Compared to the immediately prior quarter ended June 30, 2008, we benefited from a shift to higher margin products with our average product selling prices 8% higher while average direct product cost decreased 8%. Sales unit volume, however, decreased 23% in the third quarter compared to the second quarter.
     Gross profit decreased $3.3 million for the nine months ended September 30, 2008 as compared to the same period in 2007, and gross margin declined from 11% to 1%. During this period, our units sold declined by 42%, and our average selling price declined by 19%. The decline in gross margin in the nine months ended September 30, 2008 as compared with the same period in 2007 was due to growth in one low margin program, inventory reserves for excess and obsolete product, and a lower revenue base to absorb the fixed cost of our product operations.
Research and Development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Research and development (in thousands)	5,434	5,391	1%	16,252	13,230	23%
% of revenue	115%	54%		100%	40%
     Research and development, or R&D, expenses were approximately flat in the quarter ended September 30, 2008 as compared to the same period of 2007. Increases in salary expenses from higher headcount were offset by lower accrued costs for bonuses. Research and development expenses included stock-based compensation expense of $0.3 million for the third quarter of 2008 and $0.3 million for the third quarter of 2007. Compared with the immediately prior quarter ended June 30, 2008, R&D expense increased approximately $0.1 million. Slightly higher wage costs were offset by lower expenses for R&D wafers and stock based compensation expense.

     For the nine months ended September 30, 2008, R&D expenses grew $3.0 million, or 23%, compared to the same period of 2007. Wages and benefits grew by $1.5 million due to the growth in engineering headcount from hiring and the acquisition of Mondowave in February 2007 and Acutechnology Semiconductor in December 2007. Spending on masks, wafers expensed to engineering, and engineering services grew by $0.8 million. Software and equipment costs from license fees, expensed equipment and depreciation increased $0.4 million, and facilities costs increased $0.3 million.
     We expect research and development expenses in the fourth quarter of 2008 will decline as we expect to divest our audio business and undertake operating expense cuts, however, the size and timing of these cost reductions is uncertain and will likely be partially offset by severance costs and restructuring charges.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Selling, general and administrative (in thousands)	3,744	4,318	(13)%	12,749	11,150	14%
% of revenue	79%	43%		79%	33%
     Selling, general and administrative, or SG&A, expenses decreased in the third quarter of 2008 by $0.6 million compared to the same period in 2007. Approximately $0.5 million of this decrease was in stock compensation expenses as a result of some one-time adjustments. SG&A expenses included stock-based compensation expense of $0.1 million and $0.6 million in the third quarter of 2008 and 2007, respectively. For the nine months ended September 30, 2008, our SG&A costs increased $1.6 million. Approximately $1.1 million of this increase was in wages, salaries, commissions and benefits to support our newer businesses, and $0.5 million was for growth in external sales representation. We expect SG&A expenses in the fourth quarter of 2008 to decline as we expect to divest our audio business and undertake operating expense cuts, however, the size and timing of these cost reductions is uncertain and will likely be partially offset by severance costs and restructuring charges.
In-Process Research and Development and Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets (in thousands)	$27	$627	(96)%	$1,723	$1,463	18%
% of revenue	1%	6%		11%	4%
In-process research and development (in thousands)	—	500	(100)%	—	1,820	(100)%
% of revenue	0%	5%		0%	5%
     We commenced amortization of intangible assets related to the acquisition of Mondowave in March 2007 and the amortization of intangible assets related to the acquisition of Acutechnology Semiconductor in January 2008. These intangible assets, which included developed and core technology, non-compete covenant agreements, and customer relationships, were amortized using the straight line method over their expected useful lives, which ranged from two to four years. During the second quarter of 2008, we recorded an impairment charge of $9.4 million which reduced the book value of our acquisition related intangible assets to $107 thousand. We recorded $27 thousand of amortization expense in the third quarter on intangible assets.
     We recorded $1.3 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, as of the date of the Mondowave acquisition in the first quarter of 2007. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate of 35% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Since the acquisition of Mondowave, we continued development of the acquired technology, and have announced and introduced several new audio products incorporating this technology. Follow-on audio products are also under development.

     In the third quarter of 2007, we recorded $0.5 million of in process research and development for the purchase of the intellectual property assets of Nuelight Corporation. The Nuelight intellectual property assets are being used to develop advanced display drivers with the potential to improve AM-OLED panel manufacturing yields by correcting non-uniform brightness due to mura defects and extend panel life by correcting image sticking.
Impairment of Goodwill and other Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Impairment of goodwill and intangible assets (in thousands)	$—	$—	—	$9,445	$—	100%
% of revenue	0%	0%		58%	0%
     During the second quarter of 2008, we concluded that indicators of impairment were present as our market capitalization had remained below our book value for an extended period of time, and we forecasted lower future cash flows from our acquisitions of Mondowave and Acutechnology Semiconductor. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor. have declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we tested the recoverability of our long-lived assets pursuant to the guidance in SFAS 144. We determined that the carrying value of the purchased intangible assets from the Mondowave and Acutechnology Semiconductor acquisitions exceeded their fair value under the test of impairment in SFAS 144 and recorded an impairment charge of approximately $4.3 million. We then tested our goodwill for impairment pursuant to the guidance in SFAS 142. Because we have one reporting unit under SFAS 142, we utilized an entity wide approach to assess goodwill for impairment. We assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets after recognizing the impairment charge on our long-lived assets. The evaluation resulted in a $5.1 million goodwill impairment charge in the second quarter of 2008.
Interest and Other Income, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Interest and other income, net (in thousands)	$581	$997	(42)%	$1,718	$3,319	(48)%
     Interest income, net of interest expense for the quarter ended September 30, 2008 was approximately $0.3 million, a decline of $0.7 million compared to the third quarter of 2007. This decline resulted from lower average cash balances and lower average interest rates. The third quarter of 2008 also included $0.2 million of net gains on currency translation as the Korean won weakened against the US dollar during the third quarter.
     For the nine months ended September 30, 2008, interest income was $1.4 million and net gains from currency translation were $0.3 million, as compared to $3.5 million of interest income and $0.2 million of net losses on currency translation for the same period of 2007. The decline in interest income results from declines in our cash and investment balances, and declining interest rates. We expect that interest income will continue to decline as our cash is used in operations, and that currency translation gains or losses will be generally offset by gains or losses on forward contracts used to hedge our exposure to fluctuations in the dollar value of the Korean won.

Benefit from Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Benefit from income taxes (in thousands)	(665)	(394)	69%	(896)	(946)	(5)%
Effective tax rate	8%	5%		2%	5%
     We recorded a benefit from income taxes of $665 thousand and $394 thousand for the three months ended September 30, 2008 and 2007, respectively. Our year to date tax benefit increased over the second quarter ending June 30, 2008 as we recognized a tax benefit related to a release of transfer pricing reserves. The income tax provision for the nine months ended September 30, 2008 included a discrete tax benefit of $936 thousand related to prior year taxes, resulting in effective tax rates of 2% and 5% for the respective periods. Excluding the impact of the $936 thousand discrete tax benefit, we anticipate the full year 2008 effective tax rate to be approximately negative one percent. Our effective tax rate is based on our estimated annual effective tax rate in accordance with SFAS No. 109, “Accounting for Income Taxes.” We currently expect our tax benefit to be approximately $0.6 million for the full year 2008, although this expected rate may change as we explore tax planning opportunities available to us.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the federal research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted. As we have established a full valuation allowance against any additional federal deferred tax assets, we do not anticipate this new law will impact our tax provision or effective tax rate in the fourth quarter.
     Our net loss includes stock-based compensation expense of $0.4 million for the three months ended September 30, 2008 and $1 million for the three months ended September 30, 2007. We incurred stock-based compensation expense of $1.7 million for the nine months ended September 30, 2008 and $2.4 million for the nine months ended September 30, 2007. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. These nondeductible expenses result in a higher tax rate for the Company. We also incurred impairment charges and amortization of acquisition-related intangible assets (including goodwill) of $11.1 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, related to our acquisitions of Mondowave and Acutechnology Semiconductor. Both the nondeductible stock-based compensation expenses and acquisition-related charges unfavorably impacted our effective tax rate by approximately 1.2% and 0.8% for the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, we have recorded a $2.5 million valuation allowance against our federal deferred tax assets and a $1.8 million valuation allowance for our California deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis.
     As of September 30, 2008, our unrecognized tax benefits are approximately $2.9 million, of which $1.9 million would, if recognized, impact our effective tax rate. This amount includes $0.3 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months, potentially impacting our net income (loss) by up to $200 thousand. It is possible; however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.
     We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2007 tax years remain subject to examination by federal tax authorities and the 2003 through 2007 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2007 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(25,915)	$(13,249)
Net cash provided by (used in) investing activities	20,119	(11,675)
Net cash provided by (used in) financing activities	87	(3,333)
     Since our inception, we have financed our operations primarily through sales of equity securities. Working capital decreased from $68.4 million at December 31, 2007 to $41.9 million at September 30, 2008. Cash, cash equivalents, investments and restricted cash at September 30, 2008 totaled $43.1 million, which was $27.6 million lower than the balance at December 31, 2007. The declines in working capital and cash, cash equivalents, investments and restricted cash were primarily due to our net loss and growth in gross inventories in the first nine months of 2008.
     Net cash used in operating activities was $25.9 million for the nine months ended September 30, 2008, compared to $13.2 million for the nine months ended September 30, 2007. Net loss was $37.3 million for the nine months ended September 30, 2008 and $19.9 million for the nine months ended September 30, 2007. Accounts receivable decreased $0.8 million in the nine months ended September 30, 2008 and decreased $8.4 million in the nine months ended September 30, 2007. The decreases correspond to the decrease in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 94 at September 30, 2008 and 83 at September 30, 2007. We expect days of sales outstanding typically to range from 60 to 90 days.
     Inventory increased by $5.2 million in the nine months ended September 30, 2008 and decreased by $1.6 million in the nine months ended September 30, 2007. The increase in the first nine months of 2008 reflects a build in inventories of newer display driver products, as we expected to ship higher volumes of these products in the second half of 2008, which did not materialize as expected. Additionally, in some cases we built ahead to take advantage of favorable pricing offered by suppliers, or in preparation for changes in our supply chain. Our annualized inventory turns were 3.7 for the nine months ended September 30, 2008 as compared to 9.5 for the nine months ended September 30, 2007, reflecting the inventory build in the third quarter of 2008 and lower sales volumes. We anticipate that we will reduce inventories in the fourth quarter of 2008 through product sales. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand, resulting in inventory write-downs which impact our financial statements.
     Prepaid expenses, accounts payable, accrued and other current liabilities and income taxes payable decreased $1.1 million and $10.1 million in the nine months ended September 30, 2008 and 2007, respectively. The decrease in 2007 was the result of declines in inventory purchasing in the first nine months of that year with lower revenue. During the first quarter of 2008, $1.8 million of retention bonuses were paid to current and former employees in connection with the Mondowave acquisition, and we settled a $0.8 million purchase commitment for product.
     Net cash provided by investing activities was $20.1 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $11.7 million in the nine months ended September 30, 2007. During the first nine months of 2008 we decreased our marketable securities portfolio and increased our cash and cash equivalents. The use of cash for the nine months ended September 30, 2007 was primarily related $7.9 million of cash paid for the Mondowave acquisition. In addition, $2.5 million of cash was placed in escrow related to retention bonuses for employees who joined Leadis as a result of this acquisition, pursuant to terms of the acquisition agreement. We purchased approximately $0.4 million of property and equipment in the first nine months of 2008 and $0.6 million in the first nine months of 2007. Net of purchases, we sold $20.4 million of available for sale securities in the first nine months of 2008 and net of sales, we purchased $0.2 million of available for sale securities in the first nine months of 2007. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. Our investments comply with our corporate investment policy, with our primary objective being the preservation of principal.

     Net cash provided by financing activities was $87 thousand for the first nine months of 2008 and we used $3.3 million for financing activities in the first nine months of 2007. In 2008 proceeds from issuance of our common stock under our stock option and stock purchase plans were offset by payments under capital leases for design automation software. During the first nine months of 2007, we purchased approximately 1.1 million shares of our common stock for $3.8 million. This purchase offset approximately $0.5 million of proceeds from our stock option and stock purchase plans.
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
     Under the terms of the Mondowave acquisition agreement, we are obligated to pay retention bonuses of $3.2 million over the next six months and may be obligated to make earn-out payments to certain former Mondowave employees who joined us as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave employees upon their continued employment with us over the next two years. In addition, we are obligated to pay former Acutechnology Semiconductor employees earn out bonuses up to a maximum of 3% of revenue generated from certain products introduced by the former Acutechnology Semiconductor employees upon their continued employment with us, all of which will be accounted for as compensation expense.
     We believe that our cash balance will be sufficient to fund our operations for the next twelve months, and we currently have no plans that would require us to seek additional cash. We expect to continue utilizing significant cash in our operations, and our current revenue levels are not sufficient to support our current operating expenses. Therefore, in the fourth quarter, we will take steps to strengthen our cash position by seeking to sell company assets and reducing our operating expenses. We have retained an investment banker to assist us with the sale of our audio business. We cannot assure you that we will successfully complete any sale in a timely fashion, or that a sale will be concluded on terms satisfactory to us. An inability to strengthen our cash position would harm our future business prospects.
ITEM 3. Qualitative and Quantitative Disclosure about Market Risk
     Interest Rate Risk. Our investment portfolio currently consists of money market funds, corporate notes and bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $39 million as of September 30, 2008, and have a weighted average interest rate of approximately 3.1%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.
     Liquidity Risk. Our available for sale securities as of September 30, 2008 include $2.3 million at fair value of high-grade auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Starting in February of 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. The funds associated with these securities may not be accessible for in excess of twelve months.

     Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 and 2008 sales invoices were denominated in U.S. dollars. Our foreign currency exchange risk is primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We record intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances are generally reimbursed within 75 to 90 days. Our Korean subsidiary carries the foreign currency exchange risk on these U.S. dollar denominated transactions. We enter into foreign exchange contracts to minimize this exchange rate risk and expect to hedge substantially all of our foreign exchange transaction exposure in future periods. In the first nine months of 2008, we incurred a gain of $0.3 million net of hedging gains and losses; in the first nine months of 2007, we incurred $0.2 million net loss. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. We cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.
ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. This evaluation confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors.
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2008, and subsequent reports on Form 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.
     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.
Our efforts to expand our product portfolio and enter into new markets have attendant execution risk.*
     Until recently, our products have been display drivers for small panel displays used in portable handsets or MP3 players. One of our corporate strategies, however, involves leveraging our core strengths in analog and mixed-signal design to expand into new markets. In early 2007, we announced our intention to develop and sell light emitting diode, or LED, drivers and touch technology products. During 2007, we also entered the consumer audio and power management semiconductor markets through our acquisitions of Mondowave Inc. and Acutechnology Semiconductor, Inc., respectively. We have increased our operating expenses and will likely continue to expend substantial resources, including cash, in developing new and additional products for these and, potentially, other new markets. We have, and may continue to, experience unforeseen difficulties and delays in developing these new products, as well as defects upon production, and our products may not achieve market acceptance. We do not have a long history in these markets, and our lack of market knowledge relative to other participants in such markets may prevent us from competing effectively in them. In addition, our sales organization is still gaining experience in selling these new products. To date, we have recorded a relatively small number of sales in these new businesses and do not expect to generate significant revenue in the next several quarters from these new businesses. Moreover, it is possible that our competitive strengths will not translate effectively into these markets, or that these markets will not develop at the rates we anticipate. Any of these events could negatively affect our future operating results and harm our business. In October 2008, we announced our intention to sell our audio product business line during the fourth quarter and have retained an investment banking firm to assist us in that process. There is no assurance that this process will be successful or that any divestiture will occur in the currently anticipated time frame.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.*
     Our future success will depend on our ability to develop new display drivers, LED and power management integrated circuits, audio components and touch technology products, as well as product enhancements, that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. In addition, because we sell our display driver products to display module manufacturers, we have limited visibility into the specification requirements of the portable handset manufacturers, making it more difficult for us to influence or predict future technology requirements. We often incur significant expenditures on the development of a new product without any assurance that a display module manufacturer or handset manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.
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
     We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. Even if we achieve design wins for our products, these design wins may not generate significant, or any revenue. Our audio products have taken longer to develop than anticipated and have not been awarded any significant design wins to date. Moreover, we recently announced our intention to seek to divest the audio business unit and we have retained an investment banking firm to assist us in that process. We recently were awarded our first two Tier 1 design wins for our LED driver products, but it is unclear at this time how much revenue will be generated by these design wins. Our touch controller products just recently began sampling and have not yet been awarded any design wins. We recently began to develop new display drivers based on advanced technology, including AM-OLED and RGBW, that has not yet been broadly accepted in the marketplace. If these products fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position will be adversely affected. For example, we are experiencing a slower than anticipated ramp of our most recent display driver design programs, which negatively impacted our operating results. While we continue to develop new products in all of our different product lines, we cannot assure you that the resulting product introductions will occur timely, nor can we assure you that these new introductions will generate sufficient sales to offset expected declines on older products.

Recent deterioration of worldwide economic conditions may affect our financial performance and our ability to forecast our business.*
     Our operations and performance depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. Economic conditions have deteriorated significantly in recent months in many countries and regions, including the United States, and may remain depressed for the foreseeable future. As a result, our customers may experience unexpected fluctuations in demand for their products, as consumers alter their purchasing activities in response to this economic uncertainty, and our customers may change or scale back product their development efforts, product purchases or other activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, our operating results and financial condition may be materially and adversely affected.
Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and financial condition.*
     In order for us to sell our products, our customers must incorporate our products into their products in the design phase, called a design win. Once our products have achieved a design win, it typically takes 9 to 12 months to actually ramp into commercial production. The value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated due to lower than anticipated acceptance of our customer’s product by the market. For example, our most recent display driver products to go into volume production have experienced slower than anticipated growth, which harmed our operating results the first nine months of 2008 and caused us to reduce our revenue projections for the remainder of 2008. Should new display technologies that we currently are focusing upon, such as RGBW and AM-OLED, not be adopted by the market as fast as we or our customers anticipate, actual volumes from our recent display driver design wins may be lower than we are expecting, which could adversely affect our revenue and gross margin. Similarly, if our recent LED driver design wins do not ramp up into volume production as currently anticipated, our operating results will be harmed. In addition, if other components of our customer’s product contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its product, adversely impacting our sales. Our failure to win sufficient designs, or the failure of the designs we win to generate sufficient revenues, could have a materially adverse effect on our business, financial condition, and/or operating results.
We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash flows and could harm our financial condition.*
     We incurred net losses of $37.3 million and $19.9 million in the first nine months of 2008 and 2007, respectively. The loss in the first nine months of 2008 includes a $9.4 million non-cash impairment charge against our goodwill and other intangible assets. In addition, we expect to continue to incur net operating losses for the next several quarters as we invest in the development and expansion of our business to new products and markets. Based on our current projections, our revenue levels will not support such operating expenses. Consequently, we seek to improve our cash position by taking steps to reduce our operating expenses in the fourth quarter of 2008, including the planned divestiture of our audio products business line. Our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new products, the rate of growth of our target markets, the competitive position of our products, the continued acceptance of our customers’ products, and our ability to manage expenses. We may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash flows and negatively harm our business and financial condition.
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.*
     We believe our existing cash, cash equivalents and short term investments will be sufficient to meet our working capital, capital expenditures and other needs for the next twelve months. However, we have experienced significant negative cash flows in 2006 and 2007, and our working capital declined by $26.5 million in the first nine months of 2008. While we will take actions over the next few months to reduce our operating expenses and reduce our cash burn, we may seek to raise additional funds to strengthen our cash position and fund future activities, although we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.*
     Our primary source of revenue comes from the sale of display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of customers. During the first nine months of 2008, our top customers, Rikei Corporation, RiTdisplay Corporation, Samsung SDI and TPO Displays Corporation, accounted for approximately 89% of our revenue. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. Our display driver market has a relatively small number of potential customers and we expect this market concentration to continue for the foreseeable future. Therefore, even as we seek to broaden our customer base we expect that our operating results will likely continue to depend on sales to a relatively small number of customers, though we expect that the specific customers that represent a significant portion of our revenue will fluctuate from period to period. As we seek to expand our business to other product lines, we will need to achieve design wins at new customers to whom we have not previously sold products. As further discussed in a risk factor below, because our sales to these customers are made pursuant to standard purchase orders rather than contracts, orders may be cancelled or reduced more readily than if we had long-term purchase commitments with these customers. In the event of a cancellation or reduction of an order, we may not have enough time to reduce operating expenses to minimize the effect of the lost revenue on our business. Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In addition, some of our customers may have efforts underway to actively diversify their supply chain, which could reduce their purchases of our products.
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
We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.*
     Historically, we have derived all of our revenue from a limited number of display driver products primarily used in portable handset displays, and we expect to continue to derive a substantial portion of our revenue from these or related products in the near term. As a result, in the short term, a decline in market demand for one or more of our display driver products, or the failure of one or more of our display driver products to gain broad market acceptance, could result in a significant decline in revenue and reduced operating results. Our display driver product portfolio has traditionally been heavily weighted toward products based on color super twisted nematic liquid crystal display, or CSTN, technology. The market has transitioned away from CSTN in favor of thin film transistor, or TFT, devices. In the third quarter of 2008, 77% of our product revenue was generated from the sale of recently introduced TFT display driver devices. The revenue generated from these new TFT devices, however, grew at a slower rate than we anticipated and was unable to offset declines in sales from more mature CSTN display driver programs. We intend to continue to place a greater emphasis on development of TFT display drivers containing advanced display technology and AM-OLED display drivers, and market acceptance of these products is critical to our business and financial results. We will also focus on the development of new LED drivers, power management ICs and touch controllers. Market acceptance of these new products is critical to our long-term success.
The average selling prices of our products tend to decline over time, often rapidly, and if we are unable to develop successful new products in a timely manner, our operating results will be harmed.*
     The portable electronic device market, and in particular the portable handset market, is extremely cost sensitive, which has resulted, and may continue to result, in declining average selling prices of portable handset components. The products we develop and sell are used for high volume applications and the average selling prices tend to decline, often rapidly, over the life of the product. We expect similar trends with respect to our LED drivers, power management, touch controllers, and audio products. We may reduce the average unit price of our products in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. In recent periods, we experienced significant declines in the average selling prices of our display driver products, which also harms our gross margins. Our average selling price declined from $0.83 in the first nine months of 2007 to $0.67 in the first nine months of 2008, a decline of 19%. As our product mix becomes more diverse, our average selling price for any period is also impacted by our mix of products sold for that period. To maintain acceptable operating results, we will need to develop and introduce new products and product enhancements on a timely basis and continue to reduce our production costs. If we are unable to offset reductions in our average selling prices by timely introducing new products at higher average prices or reducing our production costs, our operating results will suffer.
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
     Nearly all of our revenue to date has been generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our new LED drivers and audio products [what about power and touch?] also will be for use in portable handsets. The portable handset market is characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving portable handset specifications. If we, our customers or portable handset manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. For example, a faster than anticipated ramp down of a mature program negatively impacted our revenue in 2007, and a slower than expected ramp of recently introduced display driver products has reduced our revenue to levels below our expectations during 2008. Our business is also dependent on the broad commercial acceptance of the portable handsets into which our devices are incorporated. Even though we may achieve design wins, if the portable handsets incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.
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
We have not realized all of the anticipated benefits from our prior acquisitions, and recently recorded a $9.4 million impairment charge related to goodwill and intangible assets acquired in the Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions. We also recently announced our intention to seek to sell our audio product business line. Any future acquisitions could cause us to expend a substantial portion of our cash balances, incur debt or contingent liabilities, incur accounting charges, or cause us to issue equity securities that would reduce the ownership percentages of existing stockholders, which could impair our financial position. Moreover, we may not realize the anticipated benefits of any acquisition or investment. In addition, any future acquisitions may not be favorably received by investors or securities analysts, which could cause declines in our stock price.
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
     Our small panel display drivers, audio, LED, power management and touch controller products comprise only part of complex electronics systems manufactured by our customers. As a result, these products must operate according to specifications with the other components in the system. For example, in a display subassembly our display drivers are attached to the display glass and must interoperate with the glass efficiently. Our audio products must generally interoperate with a third party microprocessor. If other components of the electronic system fail to operate efficiently with our products, we may be required to incur additional development time and costs optimizing the interoperability of our products with the other components. Additionally, if other components of the system contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its system, adversely impacting our sales.
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
     We were formed in May 2000 and had our initial meaningful shipments of display driver products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. We have not yet had meaningful shipments of our initial LED, audio, power management or touch sensor products. Moreover, because we do not sell our display drivers directly to portable handset manufacturers, we have limited visibility into their order patterns and sales of their products. Due to our limited operating history and limited visibility into portable handset manufacturers’ demand, it is difficult to accurately forecast our future revenue. The rapidly evolving nature of the portable handset and portable electronic device markets and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.
Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.
     In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. While our revenue increased 58% in 2006 compared to 2005, we experienced a 61% decline in revenue in 2007 compared to 2006, and our revenue for the first nine months of 2008 decreased 51% compared to the first nine months of 2007. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.
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
If we fail to accurately forecast customer demand, we may have excess or insufficient inventory, which may increase our operating costs and harm our business.*
     We will sell our audio, LED and touch products to manufacturers of portable handsets. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in the first nine months of 2008, we recorded charges of $1.7 million to write down excess inventory. In addition, in the third quarter of 2008 our gross inventory balance increased by $1.8 million. During the third quarter of 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs in the second quarter. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represent approximately 86% of our inventory carrying value as of September 30, 2008. While we expect this increased inventory to be sold in subsequent quarters, we cannot assure you that the inventory will sell, nor that it will sell at price in excess of our manufacturing costs, and this may result in future inventory reserves. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.

Our customer orders are subject to cancellation, reduction or delay in delivery schedules, which may result in lower than anticipated revenue.
     Our sales are generally made pursuant to standard purchase orders rather than long-term purchase commitments. These purchase orders may be cancelled or modified or the shipment dates delayed by the customer. We have in the past experienced, and may, in the future, experience delays in scheduled shipment dates, which have on occasion resulted, and may in the future result, in our recognizing revenue in a later period than anticipated. We have also experienced reductions to previously placed purchase orders. Any cancellation, modification or delay in shipments in the future may result in lower than anticipated revenue.
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
     Competitors for our LED drivers and power management products include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, and Texas Instruments Incorporated.
     Competitors for our audio products include AKM Semiconductor, Inc., Austriamicrosystems AG, Cirrus Logic, Inc., Maxim Integrated Products, National Semiconductor, Rohm Electronics, Co. Ltd., Texas Instruments Incorporated., STMicroelectronics and Wolfson Microelectronics plc.
     Competitors for our touch products include Atmel Corporation, Cypress Semiconductor and Synaptics Incorporated.
     Competitors for our power management products include Fairchild Semiconductor, Inc., National Semiconductor Corporation, and Texas Instruments Incorporated.
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
     As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. We primarily rely on Seiko Epson in Japan, Vanguard International Semiconductor Corporation, Taiwan Semiconductor Manufacturing Company Ltd, and United Microelectronics Corporation, all in Taiwan, to produce our display driver products. We also rely on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King

Yuan Electronics Co., Ltd, each located in Taiwan, to assemble and test our display driver products. We may use different vendors for the production and testing of our LED, audio power management and touch products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.
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
We rely on our key personnel to manage our business, and to develop products, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.*
     We believe that our future success depends in large part on our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Our future success will also depend on our ability to retain the services of our key personnel, developing their successors and effectively managing the transition of key roles when they occur. In October 2008, we announced our intention to sell our audio product business line and to take other steps to reduce our operating expenses. It may become more difficult for us to retain executives and other key employees as we go through this process. In addition, a substantial majority of stock options held by our executives and key employees had exercise prices above the closing price of our common stock on October 31, 2008. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of analog integrated circuits, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel.
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

Our ability to compete will be harmed if we are unable to adequately protect our intellectual property.*
     We rely primarily on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy or use information that we regard as proprietary, such as product design and manufacturing process expertise. As of October 31, 2008, we had thirty-four U.S. patent applications pending, nineteen foreign patent applications pending and had been issued sixteen U.S. patents and fifteen Korea patents relating to our display driver, LED driver, audio, power management, and touch sensor products and technology. Our pending patent applications and any future applications may not result in issued patents and any issued patents may not be sufficiently broad to protect our proprietary technologies. Moreover, policing any unauthorized use of our products is difficult and costly, and we cannot be certain that the measures we have implemented will prevent misappropriation or unauthorized use of our technologies, particularly in foreign jurisdictions where the laws may not protect our proprietary rights as fully as the laws of the United States. The enforcement of patents by others may harm our ability to conduct our business. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property. Our failure to effectively protect our intellectual property could harm our business.
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
Funds associated with certain of our auction rate securities may not be accessible for in excess of twelve months and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.*
     Our available for sale securities as of September 30, 2008 include $2.3 million at fair value of high-grade auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Since February 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the condensed consolidated balance sheets. Although we believe that any decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other than temporary. In the future, should we determine that the decline in value is other than temporary, it would result in a loss being recognized in our statement of operations, which could be material. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. The funds associated with these securities may not be accessible for in excess of twelve months.

We may not maintain Nasdaq listing requirements, which would adversely affect the price and liquidity of our common stock.*
     To maintain the listing of our common stock on the Nasdaq Global Market (Nasdaq), we are required to meet certain listing requirements, including a minimum bid price of $1 per share. Our common stock has traded below the $1 minimum bid price every trading day since September 10, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008 Nasdaq announced a suspension of the enforcement of rules requiring a minimum $1 closing bid price, with the suspension to remain in place until Friday, January 16, 2009. If our common stock continues to trade below the $1 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 days to “cure” the deficiency by having our common stock trade over $1 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1 minimum bid price, we may consider applying to transfer our common stock to the Nasdaq Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on the Nasdaq Capital Market. If our stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.
Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.*
     The trading price of our common stock is highly volatile. Between October 31, 2007 and October 31, 2008, our common stock has traded between $3.14 per share and $0.31 per share. This volatility could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:
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

We currently are, and in the future may be, subject to securities class action lawsuits that could cause harm to our business, financial condition, results of operations and cash flow.*
     We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. The consolidated complaint seeks unspecified damages on behalf of a class of purchasers that acquired shares of our common stock pursuant to our registration statement and prospectus. The District Court granted defendants’ Motion to Dismiss the complaint, with prejudice, and judgment was entered in favor of all defendants. The plaintiffs appealed the decision to the United States Court of Appeals for the Ninth Circuit and the Court of Appeals recently issued a decision reversing the trial court’s decision and remanding the case back to the District Court. We and the other defendants filed a petition for writ of certiorari with the U.S. Supreme Court in the third quarter of 2008. If this petition is not granted, or the recent decision of the Court of Appeals is affirmed, we expect that the case will return to the District Court level for further proceedings at the early stages of litigation. We cannot predict the outcome of this lawsuit. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.
Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.*
     We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 39% of our outstanding common stock as of October 31, 2008. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations and divestitures. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-113880) in connection with the initial public offering of our common stock, par value $0.001, effective on June 15, 2004. Goldman Sachs & Co. acted as the lead underwriter of the offering. Our common stock commenced trading on the NASDAQ National Market on June 16, 2004 under the trading symbol “LDIS.” A total of 6,000,000 shares of common stock were sold in the offering at $14.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the offering costs, we received net proceeds of approximately $76,583,000 from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. We have used these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. A portion of the proceeds were used to fund our operating losses, our acquisition of Mondowave, Inc., the assets of Nuelight Corporation, and the acquisition of Acutechnology Semiconductor, Inc.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1+	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(+)	Indicates a management contract of compensatory plan or arrangement

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008	LEADIS TECHNOLOGY, INC.
/s/ JOHN K. ALLEN
John K. Allen
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (2)

4.1	Specimen Common Stock Certificate. (3)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (4)

10.1+	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(+)	Indicates a management contract of compensatory plan or arrangement

(1)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

(2)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.

(3)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.

(4)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.