Form 10-K
period 2008-12-31
LEADIS TECHNOLOGY INC
filed 2009-03-31
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-50770

Leadis Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0547089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 W. California Avenue, Ste 200, Sunnyvale, CA	94086
(Address of principal executive offices)	(Zip Code)

(408) 331-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer,” “non-accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2008, the last day of registrant’s most recently completed second fiscal quarter, as reported on The NASDAQ Global Market was approximately $30.6 million. Shares of common stock held by each executive officer and director and by each person who is known to the registrant to own 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2009, the registrant had 29,662,816 shares of common stock, $0.001 par value, outstanding.

LEADIS TECHNOLOGY, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2008

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

Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs.

Until recently, we have sold our products primarily to display module manufacturers, which incorporate our products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Sony Ericsson and Samsung Electronics Co., Ltd. We expect our customer base to include a broader range of consumer electronics manufacturers as our product mix becomes more concentrated on products other than display drivers.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. At December 31, 2008, we had an accumulated deficit of $77.2 million and cash, cash equivalents and short-term investments totaling $29.4 million.

In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, which we expect will continue to generate revenue through 2009, as well as ownership of our proprietary EPiC™ technology for AM-OLED displays. As a result of this transaction, we have ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, Leadis will be paid $2.3 million in cash, of which $2 million has been received to date. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale we were paid $1.45 million in cash, all of which has been received.

In addition to the sales of the display driver, power management and audio parts of our business, we have enacted salary reductions and reduced hours worked for a substantial portion of our remaining employees.

The net impact of actions to date is that we have reduced our headcount by approximately 54% from the levels in the third quarter of 2008, while focusing our resources on development of capacitive touch controllers and LED drivers. We continue to invest in and develop these businesses while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring other parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

We believe that as a result of the actions taken in the fourth quarter of 2008 and in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balances to decline during the year. If anticipated operating results in our touch controller, LED driver and legacy display driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

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

Industry Overview

As a result of the restructuring activities taken in the fourth quarter of 2008 and first quarter of 2009, we have significantly reduced the scope of our operating activities. In 2009, we will focus our product development on touch controllers and LED driver products. We will also continue to sell the legacy display driver products we retained in connection with the divestment of our display driver assets.

Capacitive touch technology is rapidly being integrated into the fundamental design of a variety of systems from consumer electronics, point-of-sale systems, public information displays, industrial and climate control systems, and household appliances. Touch buttons enable attractive industrial design and end-product differentiation, while touch screens improve the user interface, allowing it to change with context and reduce the reliance on single function mechanical controls. In most capacitive touch applications, touching the sensor changes the electrical charge held in a conducting layer. In the case of touch screens, the sensor layer is transparent and typically created from indium tin oxide, or ITO. While a button interface simply has to determine whether or not a touch occurred, a touch screen controller analyzes the level and location of capacitive changes to ascertain the precise location of a touch. Devices implementing touch technology may also be designed to produce tactile feedback synchronized with a touch input, which significantly enhances the user experience. In these devices, the touch controller interprets the touch inputs and relays them to a microprocessor, which in turn generates signals to a haptics driver that powers the small motors or vibration actuators providing the tactile feedback. In some cases, the touch controller incorporates the haptics driver which decreases the number of discrete system components.

Small liquid crystal displays, or LCDs, require a backlight unit to supply the light illuminating the screen, and each backlight unit requires LED drivers. A leading market research firm estimated the total 2007 market for LED drivers to be $925 million, with LED drivers for portable handset backlighting representing approximately three quarters of the LED driver market.

Every portable device display needs a display driver. While advances in materials used to manufacture displays have played an important role in display innovation, display drivers are the critical semiconductor components that enable display functionality. The majority of small and medium size displays are made using thin film transistor, or TFT, technology. We believe active matrix organic light emitting diode, or AM-OLED, displays have the potential to capture a significant share of the total display driver market. While AM-OLED displays today are typically still more expensive than TFT displays, they are an attractive alternative due to their better display quality and thin form factor. We believe that our proprietary EPiC™ technology, with its ability to reduce mura defects and control image sticking by periodically recalibrating the display pixels, will be critical in improving manufacturing yields, enabling more cost-effective AM-OLED displays and improving their lifetime. The worldwide AM-OLED market is expected to grow to $4.6 billion by 2014, up from $67 million in 2007, according to a leading market research firm. As AM-OLED displays can be made in larger sizes, our EPiC™ technology is applicable beyond mobile phones to mid-size displays for digital picture frames, navigation devices, laptops and monitors.

Our Businesses

Touch Controller Chips. We initiated our development of touch technology IC solutions in 2007, and introduced our initial products in 2008. Touch technology is increasingly being utilized by manufacturers to create sleek, streamlined products with enhanced reliability. In consumer electronics, many of the latest and most attractive mobile phones and media players utilize capacitive touch to realize thin, attractive products differentiated from standard offerings with mechanical buttons. In the industrial and household appliances markets, touch interfaces are increasingly being implemented not only for visual appeal, but also for enhanced reliability in kitchen and laundry environments where heat, moisture, and dust present challenges for traditional input techniques. Our current portfolio consists of 11 products targeted for applications implementing capacitive touch buttons, sliders, and scroll wheels. The products are grouped into four major categories based on degree of integration.

•	Our LDS600x products contain only the PureTouch™ controller block and offer 6, 10, or 15 channel options.

•	Our LDS602x products add integrated keypad LED drivers and are offered in 6, 10, 13, and 15 channel options.

•	Our two LDS601x products integrate a TouchSense®—certified haptics driver and feature 15 channels, with one product optimized for mobile applications and the other for non-mobile.

•	Our LDS604x offerings are similar to the LDS601x products, with the addition of the same keypad LED driver functionality featured in the LDS602x line.

In January 2009, we entered into an agreement with Immersion Corporation in which we received a license to use Immersion’s TouchSense(R) Player and Haptics Effect Library which will extend to customers purchasing Leadis’ capacitive touch controllers with integrated haptics driver, enabling end-product manufacturers to quickly incorporate a standard library of tactile feedback effects for capacitive touch inputs.

LED Driver Chips. During 2007, we began internal development of a portfolio of LED drivers. As of December 31, 2008, we offer 8 LED driver products for portable backlighting and flash applications such as flash or lamp LEDs in cell phone cameras. These devices are all high efficiency charge pumps that differ in the number of LEDs each can drive, the input voltages, and the current level upon each LED. In January 2009, we announced our LDS8160 featuring our proprietary in-situ Temperature Compensation engine. The LDS8160 measures the temperature of the LED directly at the diode junction without need for an external sensor and adjusts the current on each LED channel in order to optimize luminosity, color saturation, and prevent system overheating. All of our LED drivers support our PowerLite™ current regulation feature which enable a device to stay in the charge pump’s highest efficiency mode for a longer time and reduces power consumption.

Display Driver Chips. Our core business through 2008 was the development and sale of integrated single chip mixed signal display drivers for small panel displays. Sales of display drivers accounted for 98% of our revenue in 2008. In January 2009, we sold our display driver business to AsTEK, Inc., a privately-held company located in Korea. As a result of this transaction, we will continue to fulfill orders for certain existing display driver products into customer programs already established, but will cease investment in the production, marketing and sale of new display driver integrated circuits. We have also licensed our proprietary EPiC™ technology for AM-OLED displays to ASTEK, Inc.

Audio Chips. We are no longer manufacturing our portable audio products. The volumes sold in 2008 were insignificant and in March 2009 we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products.

Power Management Chips. We are manufacturing and selling a modest amount of power management devices such as LDO regulators, shunt references and thermal switches. The volumes sold in 2008 were insignificant and we have ceased development of new power management devices.

Product Strategy

Our product strategy for 2009 is as follows:

First, we will focus our internal engineering development to produce high quality, cost effective touch controllers and LED drivers. We believe that our proprietary technology in these areas significantly differentiates our products from others in the market and affords potential customers real benefits in terms of lower overall product cost, power consumption and improved end user experience.

Second, we will leverage strategic partnerships to field complete product solutions. For example, our touch controller solutions are significantly enriched by the inclusion of drivers using Immersion Corporation’s industry-leading haptics technology. In February 2009, we announced that our proprietary LED-Sense™ Temperature Sensing and Compensation Engine, implemented in the LDS8160, is now available for licensing to third parties as an embedded, stand-alone IP block. Regardless of the application, a critical factor to the adoption of LEDs is their reliability, which can degrade with self-heating. Preventing excessive heating on the device is one of the most significant challenges system designers face today. This is especially the case for High Brightness LEDs in automotive and general illumination.

Sales and Marketing

Historically, our display driver products were sold to manufacturers of small panel displays for portable handsets. Our LED products and touch controller products may be sold to a variety of manufacturers for use in consumer electronics, household appliances, and industrial or climate control systems. We focus our sales and marketing strategy on establishing business and technology relationships with manufacturers to allow us to work closely with them on future solutions that align with their product roadmaps. Our design engineers collaborate with customer design engineers to create solutions that comply with the specifications of the manufacturers and provide a high level of performance at competitive prices.

To date, we have sold our products through our direct sales force and sales representative firms with staff located in Asia and Europe. We also market and sell through independent distributors in China, Hong Kong, Japan, Korea, and Taiwan. We employ field application engineers to provide technical support and assistance to potential and existing customers in designing, testing and qualifying electronic designs that incorporate our products.

Customers

In 2008, our two largest customers, Samsung SDI Corporation and Rikei Corporation, a sales distributor in Japan, accounted for approximately 24% and 38% of our revenue, respectively. Sales to customers located in China and Japan represented approximately 40% and 38% of our total sales in 2008, respectively. However, our product mix by geography will vary depending on changes in sales and design wins by customer, and the customer base for our touch controllers and LED driver products may be substantially different than our historical customer base for display drivers. Please refer to Note 11 of Notes to Consolidated Financial Statements included in this annual report for additional information regarding revenue by geographic region.

Seasonality

Our current sales are made into the consumer electronic products market. Due to the seasonality in this market, we typically expect to see stronger revenue growth in the second half of the calendar year than in the first half of the year. In addition to the seasonality, the portable handset market is also characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology and changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles, continually evolving portable handset specifications and significant price competition. As our product portfolio mix shifts to LED drivers and touch controllers, we may experience demand trends that overshadow our prior seasonal revenue patterns.

In addition, in the past, consumer electronics manufacturers have inaccurately forecasted consumer demand, which has led to significant changes in orders to their component suppliers. We have experienced both increases and decreases to orders within the same quarter and with limited advance notice. We expect such increases and decreases of orders to continue to occur in the future.

Manufacturing

We outsource the manufacturing, assembly and testing of our products to third parties. Our foundry suppliers fabricate our display driver products using a customized, high-voltage version of their mature and stable CMOS process technology with feature sizes of 0.15 micron and higher. Our LED and touch controller products are fabricated on mature CMOS processes. Our principal foundry suppliers are Seiko Epson in Japan, and Vanguard International Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation in Taiwan, but we may use other foundry suppliers in the future. Our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our products. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value. To the extent our foundry suppliers experience poor yield rates or tightened capacity conditions, we may be unable to meet our customers’ demand requirements and our business may be harmed.

Following wafer fabrication processing, our wafers are shipped from the foundries to assembly and testing contractors, where they are electrically tested and assembled onto plastic packages for certain devices. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our control over the performance of our devices. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, and Unisem Group in Malaysia, to assemble and test our products. As our product portfolio expands, we may use additional assembly and testing contractors. To the extent these contractors experience heightened demand for their services, we may be unable to secure sufficient testing and assembly capacity to meet our customers’ product demand requirements. While our testing contractors currently ship our products directly to our customers, we may in the future ship products to customers out of our own facility.

Inventory

We manage inventories by forecasting product-by-product demand based upon our industry experience and communications with our customers. We place manufacturing orders for our products that are based on this forecasted demand. The quantity of products actually purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Depending upon the level of demand for our products and demand for products incorporating our devices, we may maintain substantial inventories of our products in order to be able to meet demand on a timely basis. In addition, any cancellation, modification or delay in shipments in the future may impact our inventory levels, and could cause us to create provisions for excess and obsolete inventory.

Research and Development

We conduct our design and development activities in Korea and the United States. We believe that our continued commitment to research and development and timely introduction of new and enhanced products is integral to maintaining the value of the company, but we determined in 2008 that we needed to reduce our research and development investments to focus on a narrow range of opportunities. In the fourth quarter of 2008, we ceased investment in our audio products. In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea. In February 2009, we sold assets relating to a development-stage power management product. In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. We continue to explore numerous alternatives to optimize value from our research and development efforts to date. Our total expenditures for research and development were $21.6 million for 2008, $18.6 million for 2007, and $13.8 million for 2006. As a result of our restructuring and adoption of a new business strategy, we expect our 2009 research and development spending will be substantially below the 2008 levels.

Intellectual Property

Our success and ability to realize value for our shareholders will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and proprietary information through agreements with our customers, suppliers, employees and consultants. As of March 15, 2009, we had twenty U.S patents applications pending and had been issued nine U.S. patents. These patent applications and issued patents cover our intellectual property contained in our LED drivers, power management and touch technology products. In January 2009, we sold our display driver business including a number of relevant patents. In February 2009, we sold assets relating to a development-stage power management product, including one issued patent. In March 2009, we sold assets related to our audio products, including a number of patents and pending patents. We expect to file additional patent applications covering our intellectual property, and we may sell additional patents as part of future sales of all or any parts of our business. We cannot assure you that any patents will be issued to us as a result of our pending or future applications or that any patent issued will provide substantive protection for the technology or product covered by it.

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

Competitors for our LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, RichTech Co., Ltd., and Texas Instruments Incorporated.

Competitors for our touch products include Atmel Corporation, Cypress Semiconductor and Synaptics Incorporated.

Employees

As of December 31, 2008, we had 161 employees, including 100 in research and development, 23 in operations and 38 in sales, marketing, general and administrative functions. By region, 59 of our employees were located in the United States, 69 in Korea and 33 in Asia and Europe. At the end of 2007, we had 184 employees. Through sales of portions of our business and related transfers of headcount, as well as staff reductions enacted to reduce operating expenses, our headcount declined to 89 as of March 14, 2009. None of our employees is covered by a collective bargaining agreement. We believe we have good relations with our employees.

Financial Information by Geographic Location

We operate as a single industry segment: the design, development and marketing of mixed-signal semiconductors that enable and enhance the features and capabilities of portable consumer electronic products. We currently generate substantially all of our revenue from customers in Asia and Japan. Related information is included in Note 11 of the Notes to Consolidated Financial Statements.

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

Our business strategy is currently going through significant evaluation and change.

We announced in October 2008 that our business strategy was going through a transition. Rather than continuing to pursue a broad range of analog semiconductor products for portable electronic devices, we are significantly reducing the scope of our operating activities. In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, which we expect will continue to generate revenue through 2009, as well as ownership of our proprietary EPiC™ technology for AM-OLED displays. In February 2009, we sold assets relating to a development-stage power management product. In March 2009, we sold the assets relating to our portable audio products. As a result of these transactions, we have reduced our headcount by approximately 54% from the level at the end of the third quarter of 2008, and we are focusing our operating activities on our touch controllers and LED drivers. We also expect to generate revenue from the sale of our legacy display driver products. This transition and our current plan may fail to stop our operating losses. As part of this transition, we may not be able to make our LED driver and touch controller businesses profitable and therefore may exit them. We may not be able to identify, acquire, or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternatives to maximize shareholder value including the potential sale of all or parts of the remaining business.

If our new business strategy is unsuccessful, it will significantly harm our business and operating results.

In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products and implemented headcount reductions. As a result of this restructuring, we are focusing our operating activities on touch controllers and LED drivers. In the short term, we also will generate revenue from the sale of our legacy display driver products. The sale of our display driver and audio businesses has reduced the scale of our business and income stream, resulting in our greater reliance on our touch controller and LED driver products. If the market demand for our LED driver or our touch controller product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenues from such products and our business and operating results could be significantly harmed.

We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash flows and could harm our financial condition.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. At December 31, 2008, we had an accumulated deficit of $77.2 million and cash, cash equivalents and short-term investments totaling $29.4 million. The loss in 2008 includes a $9.5 million non-cash impairment charge of our goodwill and other intangible assets. Although we have taken steps to significantly reduce our operating expenses, our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new touch controller and LED driver products that gain market acceptance, and our ability to manage expenses. We may not generate sufficient revenue from these products and we may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash flows and negatively harm our business and financial condition.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balances to decline during the year. If anticipated operating results in our touch controller, LED driver and legacy display driver businesses are not achieved, we may have to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. If additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

Recent deterioration of worldwide economic conditions may affect our financial performance and our ability to forecast our business.

Our operations and performance depend on worldwide economic conditions and its impact on purchases of our products by our customers. Economic conditions have deteriorated significantly in recent months in many countries and regions, including the United States, and may remain depressed for the foreseeable future. As a result, our customers may experience unexpected fluctuations in demand for their products, as consumers alter their purchasing activities in response to this economic uncertainty, and our customers may change or scale back their product development efforts, component purchases or other activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, our operating results and financial condition may be materially and adversely affected.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop touch controller and LED driver products that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. We often incur significant expenditures on the development of a new product without any assurance that a manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

Successful product development and market acceptance of our products depend on a number of factors, including:

•	accurate prediction of changing requirements of customers within the portable device and consumer electronics markets;

•	timely completion and introduction of new designs;

•	timely qualification and certification of our products for use in our customers’ products;

•	the prices at which we are able to offer our products;

•	quality, performance, power use and size of our products as compared to competing products and technologies;

•	commercial acceptance and commercial production of the devices into which our products are incorporated;

•	achievement of acceptable manufacturing yields;

•	interoperability of our products with other system components;

•	successful development of our relationships with existing and potential customers;

•	our ability to retain, train and manage new suppliers and sales representatives and distributors; and

•	changes in technology, industry standards or end-user preferences.

We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. If our customers notify us that they have incorporated our products into their products in the design phase, we describe this event as a design win. Even if we achieve design wins for our products, these design wins may not generate significant, or any revenue. Design wins for our LED driver products have not yet generated significant revenue. We recently received our first design wins for our touch controller products, but it is unclear at this time how much revenue will be generated from these design wins. If our LED driver and touch controller products fail to achieve design wins, the design wins do not generate significant revenue, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position will be adversely affected.

Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and financial condition.

Once our touch controller and LED driver products have achieved a design win, it typically takes 3 to 9 months to actually ramp into commercial production. The value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated due to lower than anticipated acceptance of our customer’s product by the market. Our failure to obtain sufficient design wins for touch controller and LED driver products, or the failure of designs we win to generate sufficient revenues, will have a materially adverse effect on our business, financial condition, and operating results.

We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.

For the next several quarters, our primary source of revenue will continue to come from the sale of our legacy display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of display module manufacturer customers. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. As we focus our business on touch controller and LED driver products, we will need to achieve design wins at new customers to whom we have not previously sold products. Our inability to achieve a sufficient number of design wins with new customers will significantly harm our financial position. Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In addition, some of our customers may have efforts underway to actively consolidate their supply chain, which could reduce their purchases of our products.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

Historically, we have derived all of our revenue from a limited number of display driver products and, despite our recent restructuring, we expect to continue to derive a substantial portion of our revenue from these products in the near term. As a result, in the short term, a decline in market demand for one or more of our current display driver products could result in a significant decline in revenue and reduced operating results. As part of our restructuring, we are focusing our operating activities on the development of new touch controller and LED driver products. Until we have broadened our portfolio of these products, we will continue to be dependent on sales from a small number of products for substantially all of our revenue. Market acceptance of these new products is critical to our long-term success.

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

Our touch controller and LED driver products must satisfy certain performance specifications of portable handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products to be successful. In addition, as we seek to add new customers, we will need to comply with new and different specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our products over those of our competitors early in the customer’s design process. Loss of design wins could harm our business by making it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.

Our business is highly dependent on the consumer electronics market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.

Nearly all of our revenue to date has been generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our touch controllers and LED drivers will be for use in portable handsets or other consumer electronic devices. These markets are characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving product specifications. If we, our customers or consumer electronic device manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the consumer electronic devices into which our products are incorporated. Even though we may achieve design wins, if the consumer electronic device incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.

We expect our business to be subject to seasonality and varying order patterns in the consumer electronic device market. Demand is typically stronger in this market in the second half of the year than the first half of the year. However, in the past consumer electronic device manufacturers inaccurately forecasted consumer demand, which led to significant changes in orders to their component suppliers. We have experienced both increases and decreases in orders within the same quarter and with limited advance notice, and we expect such increases and decreases to occur in the future.

Our limited operating history makes it difficult for us to assess the impact of seasonal factors on our business. If we, or our customers, are unable to increase production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenue from such products would be adversely affected and this may damage our reputation. Conversely, if our customers overestimate consumer demand, they may reduce their orders or delay shipments of our products from amounts forecasted, and our revenue in a particular period could be adversely affected.

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

Our touch controller and LED driver products comprise only part of complex electronics systems manufactured by our customers. As a result, these products must operate according to specifications with the other components in the system. Our touch controller products must often interoperate with a third party microprocessor. If other components of the electronic system fail to operate efficiently with our products, we may be required to incur additional development time and costs optimizing the interoperability of our products with the other components. Additionally, if other components of the system contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its system, adversely impacting our sales.

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

We were formed in May 2000 and had our initial meaningful shipments of display driver products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. We have not yet had meaningful shipments of our touch controller or LED driver products. The rapidly evolving nature of the consumer electronic device markets and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.

In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. While our revenue increased 58% in 2006 compared to 2005, we experienced a 61% decline in revenue in 2007 compared to 2006, and our revenue for 2008 decreased 53% compared to 2007. We also sold off significant parts of our business in the first quarter of 2009. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

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

We will sell our touch controller and LED driver products to manufacturers of consumer electronics devices. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in 2008, we recorded charges of $5.9 million to write down excess inventory. During 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represent approximately 77% of our inventory carrying value as of December 31, 2008. While we expect this increased inventory to be sold in subsequent quarters, we cannot assure you that the inventory will sell, nor that it will sell at prices in excess of our manufacturing costs, and this may result in future inventory provisions. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.

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

The markets in which we operate are intensely competitive and are characterized by rapid technological changes, rapid price reductions and short product life cycles. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenue and operating results.

Competitors for our touch controller products include Atmel Corporation, Cypress Semiconductor and Synaptics Incorporated. Competitors for our LED driver products include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, RichTech Co., Ltd., and Texas Instruments Incorporated.

Competitors for our legacy display driver products include Himax Technologies, Ltd., MagnaChip Semiconductor Ltd., Novatek Microelectronics Corp., Ltd., Renesas Technology Corp., Sitronix Technology Corporation, and Solomon Systech Limited. Additionally, many portable device display module manufacturers are affiliated with vertically integrated electronics companies. Some of these companies also have semiconductor design and manufacturing resources for developing display drivers. Captive semiconductor suppliers with which we may compete include semiconductor divisions of Samsung Electronics Co., Ltd., Seiko Epson Corporation, Sharp Electronics Corporation and Toshiba Corporation.

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

As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. Our principal foundry partners are Seiko Epson in Japan, and Vanguard International Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation in Taiwan. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, and Unisem Group in Malaysia, to assemble and test our products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited.

We face risks associated with relying on third-party vendors for the manufacture, assembly and testing of our products.

We rely, in whole or in part, upon independent vendors to manufacture, assemble and test our products. We face significant risks associated with relying on third-party vendors, including:

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

We believe that our future success depends in large part on our ability to retain the services of our skilled managerial, engineering, sales and marketing personnel, and to develop their successors and effectively managing the transition of key roles when they occur. Beginning in the second half of 2008, we began to restructure our operating activities, and have completed the sale of assets related to our display driver, audio and power management products. As part of the sale of these assets, we have also implemented headcount reductions and other operating expense reductions. It may become more difficult for us to retain executives and other key employees as we go through this restructuring process. In addition, a substantial majority of stock options held by our executives and key employees had exercise prices above the closing price of our common stock on February 28, 2009. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of analog integrated circuits, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel.

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

We are incorporated and headquartered in the United States, and we have international subsidiaries in the Cayman Islands, Hong Kong and Japan. We have engineering personnel in Korea and marketing and/or operations personnel in China, Hong Kong, Japan, and Taiwan. Substantially all of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. Our international operations are subject to a number of risks, including:

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

Funds associated with certain of our auction rate securities may not be accessible for in excess of twelve months.

Our available for sale securities as of December 31, 2008 include $1.6 million at fair value of auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Since February 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. As a result, we have classified all ARS as long-term investments in the consolidated balance sheets. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. In the fourth quarter of 2008, we determined that we no longer had the ability to hold these instruments to maturity, and therefore we recorded an other than temporary impairment charge of $1.1 million relating to our ARS portfolio, which is recorded in “Interest and other income, net” on the consolidated statement of operations.

We may not maintain Nasdaq listing requirements, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on the Nasdaq Global Market (Nasdaq), we are required to meet certain listing requirements, including a minimum bid price of $1 per share. Our common stock has traded below the $1 minimum bid price every trading day since September 10, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008 Nasdaq announced a suspension of the enforcement of rules requiring a minimum $1 closing bid price, with the suspension to remain in place until Friday, January 16, 2009. Nasdaq has subsequently announced an extension of this suspension until July 20, 2009. If our common stock continues to trade below the $1 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 days to “cure” the deficiency by having our common stock trade over $1 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1 minimum bid price, we may consider applying to transfer our common stock to the Nasdaq Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on the Nasdaq Capital Market. If our stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.

The trading price of our common stock is highly volatile. Between December 31, 2007 and December 31, 2008, our common stock traded between $2.86 per share and $0.29 per share. This volatility could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	quarterly variations in revenue or operating results;

•	failure to meet the expectations of securities analysts or investors with respect to our financial performance;

•	changes in financial estimates by securities analysts;

•	announcements by us or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

•	publicity about our company or our products or our competitors;

•	announcements by manufacturers of consumer electronics or portable handsets;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rates;

•	additions or departures of key personnel;

•	the trading volume of our common stock;

•	any future sales of our common stock or other securities; and

•	stock market price and volume fluctuations of publicly-traded companies in general and semiconductor companies in particular.

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

We currently are, and in the future may be, subject to securities class action lawsuits that could cause harm to our business, financial condition, results of operations and cash flow.

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and we anticipate that the District Court will provide final approval of the settlement in the second quarter of 2009. This securities litigation, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 42% of our outstanding common stock as of March 1, 2009. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations and divestitures. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on for the fiscal year 2008 the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur, substantial expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we experienced during 2007. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our executive and administrative headquarters occupy approximately 14,839 square feet of a facility located in Sunnyvale, California, under a lease that expires in June 2010. We lease additional space in Korea, Hong Kong, Taiwan, China and Japan to support activities in these countries. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our foreseeable expansion of operations. For additional information regarding obligations under leases, see Note 7 of Notes to Consolidated Financial Statements under the subheading “Operating leases and financing,” which information is hereby incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in our registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and we anticipate that the District Court will provide final approval of the settlement in the second quarter of 2009. There will be no financial impact of this settlement on the Company as the settlement amount will be paid by the Company’s liability insurer.

From time to time we may be subject to legal proceedings in the ordinary course of business. Except for the securities class action suit described above, we are not involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on The NASDAQ Global Market under the symbol “LDIS.” As of December 31, 2008, there were approximately 25 stockholders of record. Since many holders’ shares are listed under their brokerage firms’ names, we estimate the actual number of stockholders to be over 1,000.

The following table sets forth the high and low closing prices, for the periods indicated, for our common stock as reported by The NASDAQ Global Market:

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$2.80	$1.83	$5.01	$3.95
Second Quarter	1.95	1.59	4.16	3.43
Third Quarter	1.52	0.75	3.59	3.09
Fourth Quarter	0.77	0.29	3.42	2.62

No cash dividends were paid on our common stock in 2008 and 2007.

Our Board of Directors approved a common stock repurchase plan in January 2007 to purchase up to 2.5 million shares. During 2007, we purchased 1.1 million shares for $3.8 million. The authorization for stock repurchases expired on December 31, 2007. We cannot assure you that additional shares will be authorized for repurchase.

Use of Proceeds from the Sale of Registered Securities

On June 15, 2004, our registration statement on Form S-1 (Registration No. 333-113880) was declared effective for our initial public offering. As of December 31, 2008, we had invested the $76.5 million in net proceeds from the offering in money market funds, municipal bonds, commercial paper and government agency bonds. We have used these proceeds for general corporate purposes, including working capital, research and development, general and administrative expenses and capital expenditures. A portion of the proceeds were used to fund our operating losses, our acquisition of Mondowave, Inc., the assets of Nuelight Corporation, and the acquisition of Acutechnology Semiconductor, Inc.

Stock Performance Graph

The graph below shows a comparison of the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index (denoted as Peer Group Index) for the period from June 16, 2004 (the first trading date of our common stock) through December 31, 2008. The graph assumes $100 invested at the indicated starting date in our common stock and in each of the market indices, with the reinvestment of all dividends.

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

The selected consolidated balance sheet data as of December 31, 2008 and December 31, 2007 and the selected consolidated statements of operations data for each of the three years in the period ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2006, December 31, 2005 and December 31, 2004 and the selected consolidated statements of operations data for the years ended December 31, 2005 and December 31, 2004 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (2):
Revenue	$18,556	$39,581	$101,208	$64,182	$150,250
Cost of sales (1)	21,899	36,343	88,506	50,197	97,725

Gross profit (loss)	(3,343)	3,238	12,702	13,985	52,525

Operating expenses:
Research and development (1)	21,631	18,599	13,796	14,522	14,964
Selling, general and administrative (1)	17,011	16,383	14,785	12,766	8,545
Amortization of purchased intangible assets	1,750	2,090	—	—	—
Impairment of goodwill and intangible assets	9,498
In-process research and development	—	2,470	—	—	—

Total operating expenses	49,890	39,542	28,581	27,288	23,509

Operating income (loss)	(53,233)	(36,304)	(15,879)	(13,303)	29,016
Interest and other income, net	879	4,392	4,349	2,718	956

Income (loss) before income taxes and cumulative effect of change in accounting principle	(52,354)	(31,912)	(11,530)	(10,585)	29,972
Provision for (benefit from) income taxes	(821)	(980)	523	765	12,379

Income (loss) before cumulative effect of change in accounting principle	(51,533)	(30,932)	(12,053)	(11,350)	17,593
Cumulative effect of change in accounting principle, net of tax (1)	—	—	142	—	—

Net income (loss)	$(51,533)	$(30,932)	$(11,911)	$(11,350)	$17,593

Basic net income (loss) per share before cumulative effect of change in accounting principle	$(1.76)	$(1.06)	$(0.42)	$(0.40)	$0.72
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Basic net income (loss) per share	$(1.76)	$(1.06)	$(0.41)	$(0.40)	$0.72

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$(1.76)	$(1.06)	$(0.42)	$(0.40)	$0.63
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Diluted net income (loss) per share	$(1.76)	$(1.06)	$(0.41)	$(0.40)	$0.63

(1)	As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25. Amounts in 2006 through 2008 include stock-based compensation expenses recorded under SFAS No. 123(R), and amounts in 2004 through 2005 include amortization of deferred stock-based compensation recorded under APB No. 25, as follows (in thousands):

	Years Ended December 31,
	2008 (SFAS123R)	2007 (SFAS123R)	2006 (SFAS123R)	2005 (APB25)	2004 (APB25)
Cost of sales	$165	$122	$417	$97	$269
Research and development	$992	$1,046	$1,017	$794	$1,730
Selling, general and administrative	$1,578	$2,224	$3,232	$1,211	$2,492

(2)	During 2007, we acquired Mondowave, Inc. and Acutechnology Semiconductor, Inc. The consolidated statement of operations data for 2007 include the operations of acquired entities and other charges related to the acquisitions and, as a result, are not fully comparable to data in prior periods.

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,642	$33,945	$62,697	$72,801	$45,012
Working capital	$29,555	$68,418	$109,310	$116,040	$124,351
Total assets	$42,769	$99,579	$140,729	$143,914	$154,815
Total debt	$780	$1,061	$—	$—	$—
Stockholders’ equity	$32,913	$83,477	$114,037	$119,815	$127,106

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs.

Until recently, we have sold our products primarily to display module manufacturers, which incorporate our products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Sony Ericsson and Samsung Electronics Co., Ltd. We expect our customer base to include a broader range of consumer electronics manufacturers as our product mix becomes more concentrated on products other than display drivers.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. At December 31, 2008, we had an accumulated deficit of $77.2 million and cash, cash equivalents and short-term investments totaling $29.4 million.

In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we have ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we will be paid $2.3 million in cash, of which $2 million has been received to date. As a result of this transaction, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we were paid $1.45 million in cash, all of which has been received.

In addition to the sales of the display driver, power management and audio parts of our business, we have enacted salary reductions and reduced hours worked for a substantial portion of our remaining employees.

The net impact of actions to date is that we have reduced our headcount by approximately 54% from the levels in the third quarter of 2008, while focusing our resources on development of capacitive touch controllers and LED drivers. We continue to invest in and develop these businesses while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring other parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

We believe that as a result of the actions taken in the fourth quarter of 2008 and so far in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balances to decline during the year. If anticipated operating results in our legacy display driver, touch controller and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

During 2008, we sold our display driver products to display module manufacturers, which incorporate our products into their display module subassemblies. Our legacy display drivers, LED drivers, and touch controllers are sold to manufacturers of portable handsets and other consumer electronic devices. We currently generate substantially all of our revenue from customers outside the United States. Our sales are generally made pursuant to standard purchase orders that may be cancelled or the shipment dates may be delayed by the customer. We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for consumer electronics.

Total revenue was $18.6 million in 2008, a decrease of 53% from $39.6 million in 2007. Nearly all of our revenue in 2008 was generated from sales of our display driver products. Unit shipments were 26.9 million in 2008, a decrease of 45% as compared to 2007. Our gross margin was a loss of 18% in 2008 as compared to a gross profit of 8% in 2007. We incurred $5.9 million in provisions for excess and obsolete inventory in 2008 as compared to $2.2 million in 2007. Gross margin was also negatively impacted as the fixed cost of maintaining a product operations team was spread over significantly lower sales volume, and prices declined on our older products. Operating expenses increased 26% to $49.9 million in 2008 as compared to $39.5 million in 2007. Our net loss was $51.5 million in 2008 as compared to a net loss of $30.9 million in 2007. Our cash, cash equivalents and short-term investments decreased $35.9 million from December 31, 2007 to December 31, 2008, due principally to our net loss in 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to valuation of investments, intangible assets and goodwill, uncollectible accounts receivable, inventories, income taxes, stock-based compensation, warranty obligations and contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates,” which are discussed further below. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, valuation of investments, warranty obligations, income taxes, stock-based compensation, and valuation of intangible assets and goodwill.

Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. To date, most of our sales were to large established companies based on purchase orders from these customers with minimal collectability issues. Customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess collectability based primarily on the credit worthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria will not be met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Inventory Valuation. We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record inventory provisions for estimated obsolescence or unmarketable inventories by comparing quantity on hand with forecasted future sales based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory provisions may be required. When analyzing inventory provisions, we take into consideration the quantity of inventory on hand as well as purchase commitments. We specifically provide for lower of cost or market adjustments if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. The provision is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis is established and, accordingly, it is not written back up in future periods. Our inventory provision requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

Asset & Goodwill Impairment. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We account for goodwill in accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate goodwill for impairment on an annual basis or whenever events and change in circumstances suggest that the carrying amount may not be recoverable. Because we have one reporting unit under SFAS No. 142, we utilize an enterprise wide approach to assess goodwill for impairment. Impairment of goodwill is tested at the enterprise level by comparing the enterprise’s carrying amount, including goodwill, to the fair value of the enterprise. If the carrying amount of the enterprise exceeds its fair value, goodwill is considered impaired, and a second step is performed to measure the amount of the impairment loss.

During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore assessed the fair value of the enterprise using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets. The evaluation resulted in a $5.1 million impairment charge in the second quarter of 2008 which was included in “Impairment of goodwill and other intangible assets” in our consolidated statement of operations for 2008.

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

During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time and as a result, long lived assets were tested for recoverability. We assessed the fair value of our long lived assets using a combination of an income approach with a discounted cash flow model and a market approach. We compared these to the carrying value of the assets, and determined that the carrying value of intangible assets purchased in the acquisitions of Acutechnology Semiconductor and Mondowave, Inc. exceeded their fair value. The evaluation resulted in a $4.3 million impairment charge in the second quarter of 2008 which was included in “Impairment of goodwill and other intangible assets” in our consolidated statement of operations for 2008.

Fair Value Measurements. Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations, financial condition, or cash flows.

Effective January 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

Our Level 3 investments as of December 31, 2008 include auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets. During the second quarter of 2008, one of these securities was partially redeemed at par and we received $0.3 million .

Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date and so we use significant unobservable inputs to determine the fair value. The fair value of these securities has been estimated based on prices provided by third parties along with estimates we made. In the fourth quarter of 2008, we determined that we no longer had the ability to hold these instruments to maturity, and therefore we recorded an other than temporary impairment charge of $1.1 million relating to our ARS portfolio, which is recorded in “Interest and other income, net” on the consolidated statement of operations.

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

We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax basis of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or tax strategies and to the extent we believe it is more likely than not that our deferred tax assets will not be recovered, we must establish a valuation allowance. We continually review our estimates related to our income tax obligations, and revise our estimates, if necessary. A revision in our estimates of our tax obligations will be reflected as an adjustment to our income tax provision at the time of the change in our estimates. Such a revision could materially impact our effective tax rate, income tax provision and net income. In addition, the calculation of our tax liabilities involves the inherent uncertainty in the application of complex tax laws. We record tax reserves for additional taxes that we estimate we may be required to pay as a result of potential examinations by tax authorities. If such payments ultimately prove to be unnecessary, the reversal of these tax reserves would result in tax benefits being recognized in the period we determine such reserves are no longer necessary. If an ultimate tax assessment exceeds our estimate of tax liabilities, an additional charge to expense will result.

We have established valuation allowances against substantially all of our deferred tax assets as we believe that it is more likely than not that the tax benefits may not be realized. In 2008, we established a valuation allowance of $4.8 million against our U.S. federal deferred tax assets and a $1.3 million allowance against our California state deferred tax assets. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. In connection with the purchase accounting resulting from the acquisition of Mondowave, Inc. during the first quarter of 2007, we recorded deferred tax liabilities of approximately $1.9 million. In connection with the purchase accounting resulting from the acquisition of Acutechnology Semiconductor, Inc. during the fourth quarter of 2007, we recorded deferred tax liabilities of approximately $1.0 million. These deferred tax liabilities are the result of differences in the book and tax basis of the intangible assets recorded as a result of the acquisition. Because our deferred tax liabilities exceeded our deferred tax assets, the valuation allowance on the U.S. deferred tax assets recorded in 2006 was reversed in 2007, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liabilities related to these acquisitions were eliminated in 2008 in conjunction with the intangible asset impairment charges recorded in 2008. In the event that our restructuring actions cause us to believe that it is more likely than not that the tax benefits of our deferred tax assets will be realized, we may in the future release our valuation allowances which would decrease our income tax expense.

Stock-Based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (ESPP) based on estimated fair values. Share-based compensation expense recognized under SFAS No. 123(R) was $2.7 million in 2008 and $3.4 million in 2007. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards under SFAS No. 123(R). The Black-Scholes model requires various judgmental assumptions including estimating stock price volatility and expected option life. Volatilities are based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), which provides supplemental implementation guidance for SFAS No. 123(R). The expected life is calculated using the simplified method allowed under SAB No. 107. During the first half of 2008, we evaluated the historical data on employee stock option exercises to estimate expected term of options granted. As a majority of the option exercises in 2006 and 2007 were by employees who left the company, we judged the historical data to be unsuitable to estimate the expected term of future option grants, and so pursuant to the guidance in SAB No. 110, we continue to calculate the expected life of employee stock options using the simplified method allowed under SAB No. 107. We do not currently pay dividends and have no plans to do so in the future.

The weighted average assumptions using the Black-Scholes model are summarized as follows:

	Year ended December 31, 2008		Year ended December 31, 2007
	Stock Options	ESPP	Stock Options	ESPP
Expected term (years)	4.25	0.75	4.56	0.75
Volatility	47%	39%	49%	43%
Risk-free interest rate	2.5%	2.1%	4.4%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$0.77	$0.54	$1.68	$1.22

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

Prior to adoption of SFAS No. 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation, or FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. We used the Black-Scholes model to estimate the fair value. This model requires the use of judgmental assumptions, including future stock price volatility and expected time until exercise, which greatly affect the fair value. We reviewed these assumptions periodically and modified them as conditions changed. We calculated our stock price volatility and compared with that of peer companies to determine the reasonableness of this variable. We accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, which is generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

Results of Operations

The following table summarizes the results of our operations as a percentage of total revenue for the three years ended December 31, 2008:

	Year ended December 31,
	2008	2007	2006
Total revenue	100%	100%	100%
Cost of sales	118%	92%	87%

Gross profit (loss)	(18%)	8%	13%

Operating expenses:
Research and development	117%	47%	14%
Selling, general and administrative	92%	42%	15%
Amortization of purchased intangible assets	9%	5%	—
Impairment of goodwill and intangible assets	51%	—	—
In-process research and development	—	6%	—

Total operating expenses	269%	100%	29%

Operating loss	(287%)	(92%)	(16%)
Net loss	(278%)	(78%)	(12%)

Total Revenue

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Total revenue	$18,556	(53%)	$39,581	(61%)	$101,208

Total revenue was $18.6 million in 2008, a decrease of $21.0 million, or 53%, as compared to $39.6 million in 2007. Total revenue for 2008 included $0.6 million of non-recurring engineering, or NRE, revenue. We sold approximately 26.9 million units in 2008, which represented a decrease of 45% compared to the approximately 48.9 million units we sold in 2007. Our product average selling price in 2008 declined 15% from 2007. Display driver price is a function of technology, the maturity of the device sold and general industry conditions. During the second half of 2008 we experienced a marked decline in unit shipments as older programs ramped down. Some newer programs were at lower average selling prices, or ASPs, and with the decline in global economic conditions, these new programs did not achieve the sales unit ramp we expected. Sales of audio, touch, LED and power management products represented 2% of total revenue in 2008.

Total revenue decreased $61.6 million, or 61%, in 2007 as compared to 2006. Approximately 48.9 million units were sold in 2007, a 52% decrease as compared to approximately 101.6 million units sold in 2006. We did not have enough new design wins in 2006 to compensate for the decline in unit volumes of older programs, and this negatively impacted our unit sales in 2007. Our ASP declined 19% from 2006 to 2007. This ASP decline was caused by an increase in lower priced super twisted nematic, or STN, sales; these increased from 53% of sales in 2006 to 74% of sales in 2007.

Revenue by Customer

	% of Revenue for the Years Ended December 31,			% of Accounts Receivable at December 31,
	2008	2007	2006	2008	2007
Rikei Corp.	38%	29%	*	71%	*
Samsung SDI Co.	24%	*	35%	*	*
TPO Displays Corp. **	18%	53%	31%	*	84%
RitDisplay	10%	*	*	*	*
AU Optronics Corp.	*	*	21%	*	*

*	Less than 10%
**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2008, 2007 and 2006 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, RitDisplay Corporation, Rikei Corporation, Samsung SDI Co. and TPO Displays Corporation, which collectively accounted for 90%, 93%, and 91% of our revenue in 2008, 2007 and 2006, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. Sales to Rikei Corporation, a Japanese distributor, grew in 2007 and 2008 with increases in several new programs at Japanese customers. In general, year over year variations result from the timing of the production ramp of new designs, illustrating the short life cycle of the end products into which our display drivers are incorporated.

We will likely experience shifts in our customer concentration in 2009 resulting from the ramping down of older display driver programs and the diversification of our product offerings. Sales of our legacy display driver products could decline during 2009, but these sales should remain a large percentage of our revenue in 2009. We expect that our touch controller, LED driver, and legacy power management product customers will be manufacturers of consumer electronics rather than display module manufacturers who have historically been the purchasers of our display driver products. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Revenue by Geography

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Years Ended December 31,
	2008	2007	2006
China	40%	58%	82%
Japan/U.S.	38%	29%	6%
Taiwan	11%	9%	4%
Korea	11%	4%	8%

Total revenue	100%	100%	100%

In 2007 and 2006, all of our sales were invoiced in U.S. dollars. In 2008, our product shipments were all invoiced in U.S. dollars, and we also invoiced the equivalent of $0.6 million in South Korean won under non-recurring engineering contracts.

Gross Profit (loss)

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Gross profit (loss)	($3,343)	(203%)	$3,238	(75%)	$12,702
as % of Revenue	(18%)		8%		13%

Gross profit (loss) decreased $6.6 million, or 203%, in 2008 as compared to 2007. We incurred charges of $5.9 million to write down inventory in 2008 due to inventory quantities on hand that were larger than forecasted demand. In 2007, we incurred similar charges of $2.2 million. Additionally, in 2008, the relatively fixed cost of product operations was spread over substantially lower sales volume. These charges contributed to the decline in gross profit as a percentage of revenue in 2008 as compared to 2007.

Gross profit decreased $9.5 million, or 75%, in 2007 as compared to 2006, due to the lack of sales volume of new products with higher gross margins to offset gross margin declines on older products.

We have reduced headcount, enacted salary reductions and reduced hours worked for a substantial portion of our operations staff. We expect these changes will reduce our fixed costs of product operation in 2009 to bring expenses more in line with substantially lower sales volume; however, we cannot guarantee that such actions will be sufficient for us to generate gross profit in the future.

Research and Development

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Research and development	$21,631	16%	$18,599	35%	$13,796
as % of revenue	117%		47%		14%

Research and development (R&D) expenses consist of costs related to development, testing, evaluation, masking revisions, compensation and related costs for personnel, occupancy costs and depreciation on research and development equipment. R&D expenses include stock-based compensation of $1.0 million in each of 2008, 2007 and 2006. All research and development costs are expensed as incurred. R&D expenses may fluctuate in future periods due to timing of wafer qualification costs as well as the timing and number of new products under development.

Research and development expenses increased $3.0 million, or 16%, from 2007 to 2008, and increased to 117% of revenue, in large part due to the decline in revenue. Wages, salaries, bonus and consulting costs increased $1.5 million in 2008 as we increased R&D headcount to support our newer businesses. R&D materials cost increased by $1.3 million, due principally to wafers expensed to engineering prior to production and other engineering services. Expenses for equipment, facilities, and software, including depreciation, increased $0.8 million.

Research and development expenses increased $4.8 million, or 35%, from 2006 to 2007, and increased 47% as a percentage of revenue, in large part due to the decline in revenue. Wages, salaries, bonus and consulting costs increased $4.9 million over 2006 as we increased R&D headcount 46%, from 67 at the end of 2006 to 98 at the end of 2007. We added headcount primarily to expand our efforts in audio, LED drivers and touch controller development. Expenses for travel, equipment, facilities, and software, including depreciation, increased $2.0 million. The costs of pre production wafer manufacturing and qualification dropped by $2.1 million.

We have taken actions that, collectively, should reduce our 2009 research and development spending substantially below the levels in 2008. In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products and implemented headcount reductions. In January 2009, we sold our display driver assets and transferred certain employees to a privately-held company located in Korea. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we ceased investment in the production, marketing and sale of new display driver integrated circuits. In February 2009, we sold assets relating to a development-stage power management product. As a result of this action, we will cease development of power management integrated circuits. In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products.

Selling, General and Administrative

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Selling, general and administrative	$17,011	4%	$16,383	11%	$14,785
as % of Revenue	92%		42%		15%

Selling, general and administrative (SG&A) expenses consist primarily of compensation and related costs of personnel in general management, sales, finance and information technology, as well as outside legal and accounting costs. Selling, general and administrative expenses include stock-based compensation expenses of $1.6 million, $2.2 million, and $3.2 million in 2008, 2007, and 2006, respectively.

SG&A expenses in 2008 increased by $0.6 million, or 4%, over 2007. Excluding a $0.4 million reduction in allowance for doubtful accounts taken in the first half of 2007, the increase was $0.2 million. Approximately $1.0 million of this increase was in sales and marketing for additional product marketing and internal and external sales staff to support our expanded sales efforts to promote our broader product offerings. Offsetting this increase, stock compensation expense decreased $0.6 million from 2007 to 2008.

SG&A expenses in 2007 increased by $1.6 million, or 11%, over 2006, and increased substantially as a percentage of revenue due to the decline in sales. Wages, salaries, and consulting costs increased $2.9 million. Offsetting these increases, stock compensation expense declined $1.0 million from 2006 to 2007 principally due to the decline in our common stock price, which is an input in the Black-Scholes option pricing model used to estimate our stock compensation costs under SFAS 123(R).

In the fourth quarter of 2008 and the first quarter of 2009, we reduced spending and headcount in our sales, marketing and general and administration functions which we expect will result in decreased SG&A spending in 2009 as compared with 2008. In January 2009, we sold our display driver business to a privately-held company located in Korea, and will cease marketing and promotion of display driver products. In February 2009, we sold assets relating to a development-stage power management product. As a result, we ceased marketing and promotion of new power management products. In March 2009, we sold certain assets related to our audio products and ceased marketing and promotion of audio products.

In-Process Research and Development and Amortization of Intangible Assets

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
In-process research and development	$0	—	$2,470	—	$0
as % of Revenue	0%		6%		0%
Amortization of intangible assets	$1,750	(16%)	$2,090	—	$0
as % of Revenue	9%		5%		0%

In 2007, we recorded $2.0 million of in-process research and development expense to reflect the estimated value of development work in progress, but not completed, resulting from the Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions. The fair value assigned to in-process research and development was determined using the income approach and applying a discount rate derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing in-process research and development were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable at the time but are inherently uncertain and unpredictable. Subsequently, we have discontinued our investment in the technology acquired in the Mondowave acquisition, and refocused the efforts of our power management product development away from efforts in progress at the time of the acquisition of Acutechnology.

In September 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation. The Nuelight technology shows potential to improve the manufacturing yields by correcting non-uniform brightness due to mura defects and overcome image sticking in AM-OLED display panels. As the acquired technology had not yet reached technical feasibility and no alternative uses existed, the full purchase price was expensed to in-process research and development upon acquisition.

We commenced amortization of intangible assets related to the acquisition of Mondowave, Inc. in the first quarter of 2007. These intangible assets include developed technology and non-compete covenant agreements. In 2008, we began amortization of the intangible assets related to the acquisition of Acutechnology Semiconductor, Inc., including developed technology, non-compete covenant agreements and customer relationships. The acquired intangible assets of Mondowave, Inc. and Acutechnology Semiconductor, Inc. were amortized using the straight line method over their expected useful lives, which ranged from two to four years.

Impairment of Goodwill and other Intangible Assets

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Impairment of goodwill and intangible assets	$9,498	100%	$0	—	$0
as % of Revenue	51%		0%		0%

During the second quarter of 2008, we concluded that indicators of impairment were present as our market capitalization had remained below our book value for an extended period of time, and we forecasted lower future cash flows from our acquisitions of Mondowave, Inc. and Acutechnology Semiconductor, Inc. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor, Inc. have declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we tested the recoverability of our long-lived assets pursuant to the guidance in SFAS No. 144. We determined that the carrying value of the purchased intangible assets from the Mondowave and Acutechnology Semiconductor acquisitions exceeded their fair value under the test of impairment in SFAS No. 144 and recorded an impairment charge of approximately $4.3 million. We then tested our goodwill for impairment pursuant to the guidance in SFAS No. 142. Because we have one reporting unit under SFAS No. 142, we utilized an entity wide approach to assess goodwill for impairment. We assessed the fair value of the reporting unit using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compared these to the carrying value of the net assets after recognizing the impairment charge on our long-lived assets. The evaluation resulted in a $5.1 million goodwill impairment charge in the second quarter of 2008. During the fourth quarter of 2008, we concluded that the remaining book value of the Acutechnology purchased intangible assets exceeded their fair value and recorded an impairment charge of $53 thousand. As of December 31, 2008, the carrying value of our goodwill and intangible assets was zero.

Interest and Other Income, net

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Interest and other income, net	$879	(80%)	$4,392	1%	$4,349

Interest and other income, net, decreased $3.5 million or 80% from 2007 to 2008. Interest income declined by $2.8 million, reflecting the decline in our average cash and marketable securities balances, and the overall decline in interest rates over the last twelve months. Our losses on investments increased from $0.1 million in 2007 to $0.5 million in 2008 as we recorded a $1.1 million other-than-temporary impairment charge recognized in 2008 on our portfolio of ARS and gains on foreign exchange forward contracts during the year. These gains on foreign exchange forward contracts were in turn offset by a $0.3 million loss on foreign currency translation in 2008.

Interest and other income, net, was approximately flat from 2006 to 2007, despite the approximately 18% decline in average cash and marketable securities balances. In 2007, we earned higher interest rates on cash and investment balances due to increases in market interest rates and by extending a portion of our portfolio into securities with longer maturities.

We expect interest income to decline in 2009 as we anticipate our average cash and securities balance will be lower than in 2008.

Provision for (Benefit from) Income Taxes

	2008	Change, 2008 vs. 2007	2007	Change, 2007 vs. 2006	2006
	(in thousands)
Provision for (benefit from) income taxes	($821)	(16%)	($980)	(287%)	$523
Effective tax rate	2%		3%		(5%)
as % of Revenue	(4%)		(2%)		1%

Provision for (benefit from) income taxes was ($0.8) million, ($1.0) million, and $0.5 million in 2008, 2007 and 2006, respectively, representing effective tax rates of 2%, 3% and (5)%, respectively. Although we incurred cumulative losses in all three years, we are subject to taxes in the various countries where we operate; therefore, our effective tax rate is dependent on the mix of activities by country. Our net losses include stock-based compensation expense of $2.7 million in 2008, $3.4 million in 2007, and $4.7 million in 2006. The stock-based compensation expense for international employees is generally nondeductible based on tax rules in the countries where these employees reside. In addition, stock-based compensation expense on incentive stock options issued to U.S. employees is generally nondeductible. In 2008, we incurred non-deductible charges for impairment of goodwill of $5.1 million. We also incurred non-deductible in-process R&D charges of $2.5 million in 2007. These nondeductible expenses result in a higher tax rate for us, and increased our effective tax rate approximately 0.5% in 2008, 4% in 2007, 8% in 2006. Our tax rate for 2008 is not indicative of the rate we would expect on a consolidated basis if we generated consolidated net income.

We have established valuation allowances against deferred tax assets where we believe it is more likely than not that the tax benefits may not be realized. In 2008, we established a valuation allowance of $4.8 million against our U.S. federal deferred tax assets and a $1.3 million allowance against our California state deferred tax assets. In 2007, we established a valuation allowance of approximately $0.8 million for the Company’s California state deferred tax assets, increasing our income tax expense. Our tax provision for 2006 included a valuation allowance recorded against our net U.S. federal deferred tax assets of $0.4 million and California state deferred tax assets of $0.2 million. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Associated with the purchase accounting of Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007, we recorded deferred tax liabilities of approximately $2.9 million. These deferred tax liabilities result from the difference in book versus tax basis of the intangible assets recorded as a result of the acquisitions. Because our deferred tax liabilities exceeded our deferred tax assets, the U.S. deferred tax asset valuation allowance recorded in 2006 was reversed in 2007, with a corresponding reduction in goodwill as a part of our purchase accounting. The deferred tax liabilities related to Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions were eliminated in 2008 in conjunction with the intangible asset impairment charges recorded in 2008. In the event that our restructuring actions cause us to believe that it is more likely than not that the tax benefits of our deferred tax assets will be realized, we may in the future release our valuation allowances which would decrease our income tax expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations prior to 2006. In the years ending December 31, 2007 and 2008, we have incurred substantial losses and negative cash flows from operations. Working capital decreased from $109.3 million at December 31, 2006 to $68.4 million at December 31, 2007, and $29.6 million at December 31, 2008 due primarily to our net losses in 2007 and 2008, and our expenditures of $13 million to acquire Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007. Our cash, cash equivalents and short-term investments at December 31, 2008 were $29.4 million.

In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we will be paid $2.3 million in cash, of which $2 million has been received to date. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products for consideration of $1.45 million in cash, all of which has been received.

We have continued discussions with parties that have expressed interest in acquiring other parts of our business and we may enter into additional agreements for the sale of all or parts of our business in the future. In addition to the sales of parts of our business, we have also enacted salary reductions and reduced hours worked for a substantial portion of our remaining employees.

Under the terms of the Mondowave, Inc. acquisition agreement, we are obligated to pay retention bonuses of $2.5 million in 2008 and $2.5 million in 2009, and may be obligated to make earn-out payments to certain former Mondowave, Inc. employees who joined the Company as a result of the acquisition. These earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave, Inc. employees upon their continued employment over the next three years. Under the terms of the Acutechnology Semiconductor, Inc. acquisition agreement, we may be obligated to make earn-out payments to the former Acutechnology Semiconductor, Inc. employees; these payments shall be up to a maximum of 3% of revenue generated from products introduced by the former Acutechnology Semiconductor, Inc. employees upon their continued employment with us. With our exit from the audio IC and power management IC businesses, we expect that our 2009 obligations for earn out payments under these acquisition agreements will be minimal.

Net cash used in operating activities was $34.7 million, $18.5 million and $53,000 for 2008, 2007, and 2006 respectively. We incurred a net loss of $51.5 million in 2008, compared to a net loss of $30.9 million in 2007 and a net loss of $11.9 million in 2006. For 2008, cash used in operating activities was favorably impacted by $14.0 million of non-cash charges for impairment of goodwill and intangible assets, intangible asset amortization, and share-based compensation.

Accounts receivable decreased $3.8 million in 2008 and $11.7 million in 2007, and increased $2.6 million in 2006. The decrease in 2008 and 2007 correspond to the decreases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 75 at December 31, 2008 and 84 at December 31, 2007. We expect days of sales outstanding typically to range from 60 to 90 days.

Inventory increased by $6.3 million in 2008 and decreased by $2.7 million and $4.1 million in 2007 and 2006, respectively. The increase in 2008 reflects the steeper than expected decline in sales of two major TFT display driver programs. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry.

Accounts payable and accrued liabilities decreased $4.0 million and $13.1 million in 2008 and 2007, respectively, and increased $1.5 million in 2006. The decrease in 2008 reflects lower inventory purchasing in 2008 as compared to 2007, as we experienced substantially lower sales volume in 2008. Our days of payables were 34 for the fourth quarter of 2008 and 64 for the corresponding quarter of 2007.

Net cash provided by investing activities was $23.8 million for the year ended December 31, 2008, compared to net cash used in investing activities of $6.9 million and $11.4 million for the years ended December 31, 2007 and 2006, respectively. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $24.0 million and $9.6 million in 2008 and 2007 respectively. In 2006, purchases of available for sale securities, net of sales, were $9.8 million. The net sales in 2008 reflect our use of cash for operations. The net sales in 2007 reflect our use of cash for operations and the acquisitions of Mondowave and Acutechnology. In 2007, we lengthened the maturities of our investment portfolio as interest rate increases subsided. Cash, cash equivalents and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal while maximizing income without significantly increasing risk.

Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities, and are reported at fair value with the related unrealized gains and losses (net of taxes) included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Our available for sale securities include auction rate securities (ARS) of $1.6 million as of December 31, 2008. In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets. During the second quarter of 2008, one of these securities was partially redeemed at par and we received $0.3 million .

Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date and so we use significant unobservable inputs to determine the fair value. The fair value of these securities has been estimated based on prices provided by third parties along with estimates we made. In the fourth quarter of 2008, we determined that we no longer had the ability to hold these instruments to maturity, and therefore we recorded an other than temporary impairment charge of $1.1 million relating to our ARS portfolio, which is recorded in “Interest and other income, net” on our consolidated statement of operations for 2008.

We used cash of $13.2 million in 2007 to acquire Mondowave, Inc., the assets of Nuelight Corporation, and Acutechnology Semiconductor, Inc., net of cash received. We also used $0.2 million in 2008 and $0.7 million in 2007 for the purchase of property and equipment, primarily for equipment and software for our design engineers and secondarily for furniture and leasehold improvements in our worldwide facilities.

Net cash used in financing activities was $3.4 million in 2007, principally for stock repurchases under a plan approved by our Board of Directors in January 2007 to purchase up to 2.5 million shares. During 2007, we purchased 1.1 million shares. The authorization for stock repurchases expired December 31, 2007. We cannot assure you that additional shares will be authorized for repurchase, but our cash flow will be negatively impacted if and to the extent additional shares are purchased. Cash provided by proceeds from stock option exercises and employee stock purchase plan purchases were $0.3 million in 2008 and $0.5 million in 2007.

In order to secure key future design wins for our touch controller and LED driver products, we may be required to increase our inventory balances so we can meet rapid increases in product demand from our customers. For example, in 2006 we initiated sales to a customer through a hub, whereby inventory is shipped to a third-party warehouse near the customer’s manufacturing site and pulled by the customer when required for manufacturing. We invoice the customer when the customer pulls the inventory from the hub. This arrangement, and any similar future arrangements, could significantly increase our inventory balances and create short-term decreases in cash flow due to the longer period between inventory purchase and customer payment.

We believe that as a result of our actions taken in the fourth quarter of 2008 and so far in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balances to decline during the year. If anticipated operating results in our legacy display driver, touch controller and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. Additionally, we may enter into additional agreements for the sale of all or parts of our business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

Recently issued accounting pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP FAS No. 157-3 did not have any impact on our consolidated financial statements.

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

The following sets forth our commitments to settle contractual obligations in cash as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$1,469	$1,082	$385	$2	$—
Purchase obligations	415	415	—	—	—
Software license installment payments	1,109	680	429	—	—

Total	$2,993	$2,177	$814	$2	$—

As a result of the sale of our display driver business in January 2009, the purchaser assumed the liabilities under our Korean operating leases. The payments due under these leases total $371 thousand in 2009 and $184 thousand in 2010 and are included in the totals above.

As of December 31, 2008, we had $2.9 million of non-current unrecognized tax benefits, including interest and penalties, recorded in accordance with FIN No. 48. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Our investment portfolio currently consists of money market funds, corporate notes and bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $25 million as of December 31, 2008, and have a weighted average interest rate of approximately 3.3%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Liquidity Risk. Our available for sale securities as of December 31, 2008 include $1.6 million at fair value of auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Starting in February of 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. As of December 31, 2008, we determined that we were unable to hold these ARS to their maturity dates, and therefore we recorded a $1.1 million other than temporary impairment charge to “Interest and other income, net” on our consolidated statement of operations for 2008.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars. All of our 2007 and all but $0.6 million of our 2008 sales invoices were denominated in U.S. dollars.

Prior to the sale of our display driver business, in which we sold our Korean R&D subsidiary, our foreign currency exchange risk was primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We recorded intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances were generally reimbursed within 75 to 90 days. Our Korean subsidiary carried the foreign currency exchange risk on these U.S. dollar denominated transactions. We entered into foreign exchange contracts to minimize this exchange rate risk. In 2008, we incurred a gain of $0.3 million net of hedging gains and losses; in 2007, we incurred $0.1 million net loss. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. Although our foreign currency exchange risk has been reduced with the sale of our Korean R&D subsidiary, we cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Leadis Technology, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Leadis Technology, Inc., and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

The Company has incurred net losses and negative cash flows from operations for each of the past three years. As discussed in Note 1 to the financial statements, the Company’s ability to achieve its longer term business objectives is dependent upon, among other things, the successful restructuring of its operations to bring costs in line with revenue and the Company’s business strategy.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 31, 2009

LEADIS TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,642	$33,945
Short-term investments	7,726	31,286
Accounts receivable, net	1,936	5,787
Inventories	2,673	2,210
Income taxes receivable and deferred tax assets	326	3,038
Restricted cash	1,775	2,508
Prepaid expenses and other current assets	1,233	1,232

Total current assets	37,311	80,006
Property and equipment, net	2,440	4,534
Goodwill	—	5,108
Intangible assets, net	—	6,125
Long term investments	1,620	3,000
Other assets	1,398	806

Total assets	$42,769	$99,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,257	$4,538
Income taxes payable and deferred tax liabilities	323	353
Deferred margin	697	6
Other accrued liabilities	4,479	6,691

Total current liabilities	7,756	11,588
Income taxes payable and deferred tax liabilities	1,659	3,439
Other noncurrent liabilities	441	1,075

Total liabilities	9,856	16,102

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock: $0.001 par value; 120,000,000 share authorized and 29,422,920 shares issued and outstanding at December 31, 2008; 120,000,000 shares authorized and 28,905,998 shares issued and outstanding at December 31, 2007	29	29
Additional paid-in capital	110,917	107,910
Accumulated other comprehensive income (loss)	(806)	1,232
Accumulated deficit	(77,227)	(25,694)

Total stockholders’ equity	32,913	83,477

Total liabilities and stockholders’ equity	$42,769	$99,579

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue	$18,556	$39,581	$101,208
Cost of sales	21,899	36,343	88,506

Gross profit (loss)	(3,343)	3,238	12,702

Operating expenses:
Research and development	21,631	18,599	13,796
Selling, general and administrative	17,011	16,383	14,785
Amortization of intangible assets	1,750	2,090	—
Impairment of goodwill and intangible assets	9,498	—	—
In-process research and development	—	2,470	—

Total operating expenses	49,890	39,542	28,581

Operating loss	(53,233)	(36,304)	(15,879)
Interest and other income, net	879	4,392	4,349

Loss before income taxes	(52,354)	(31,912)	(11,530)
Provision for (benefit from) income taxes	(821)	(980)	523

Loss before cumulative effect of change in accounting principle	(51,533)	(30,932)	(12,053)
Cumulative effect of change in accounting principle, net of tax	—	—	142

Net loss	$(51,533)	$(30,932)	$(11,911)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(1.76)	$(1.06)	$(0.42)
Cumulative effect of change in accounting principle	—	—	0.01

Basic and diluted net loss per share	$(1.76)	$(1.06)	$(0.41)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,260	29,119	28,802

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(51,533)	$(30,932)	$(11,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,713	1,500	1,229
Amortization of intangible assets	1,750	2,090	—
Goodwill and intangible asset impairment	9,498	—	—
Net loss (gain) on disposal or sale of fixed assets	(5)	4	(2)
Provision for excess and obsolete inventory	5,857	2,165	1,972
Loss on purchase commitments	—	368	887
Deferred tax benefit	(1,417)	(1,781)	(4)
Cumulative effect of change in accounting principle	—	—	(142)
Stock-based compensation	2,735	3,392	4,666
Tax benefit from exercise of warrants or options	—	—	(98)
In-process research and development	—	2,470	—
Other-than-temporary impairment of auction rate securities	1,080	—	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	3,787	11,706	(2,626)
Inventories	(6,319)	2,672	4,111
Income taxes receivable	2,296	338	327
Prepaid expenses and other assets	(857)	226	(296)
Accounts payable	(2,257)	(15,086)	1,792
Accrued liabilities	(1,748)	2,005	(284)
Income taxes payable	23	700	274
Deferred margin	740	(377)	52

Net cash used in operating activities	(34,657)	(18,540)	(53)

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	87,600	57,423	34,066
Purchases of available-for-sale securities	(63,581)	(47,864)	(43,834)
Purchase of property and equipment	(220)	(683)	(1,605)
Acquisition of businesses, net of cash acquired	—	(12,727)	—
Restricted cash	41	(2,508)	—
Purchase of intellectual property	—	(500)	—

Net cash provided by (used in) investing activities	23,840	(6,859)	(11,373)

Cash flows from financing activities:
Proceeds from issuances of common stock	273	520	754
Repurchases and retirement of common stock	—	(3,836)	—
Tax benefit from exercise of stock options	—	—	98
Installment payments on acquisition of software licenses	(278)	(73)	—

Net cash provided by (used in) financing activities	(5)	(3,389)	852

Effect of exchange rate changes on cash and cash equivalents	(1,481)	36	470

Net decrease in cash and cash equivalents	(12,303)	(28,752)	(10,104)
Cash and cash equivalents at beginning of period	33,945	62,697	72,801

Cash and cash equivalents at end of period	$21,642	$33,945	$62,697

Supplemental disclosures:
Software acquired under financing arrangement	$—	$1,131	$23

Interest paid	$63	$25	$1

Total taxes paid (refunded), net	$(2,281)	$(279)	$844

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity	Comprehensive (Loss)

	Shares	Amount
Balance at December 31, 2005	28,492	$28	$103,674	$(1,196)	$471	$16,838	$119,815
Net loss	—	—	—	—	—	(11,911)	(11,911)	$(11,911)
Currency translation adjustment, net of tax	—	—	—	—	664	—	664	664
Unrealized gain on investments, net of tax	—	—	—	—	93	—	93	93

Comprehensive loss								$(11,154)

Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(1,196)	1,196	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(142)	—	—	—	(142)
Stock-based compensation	—	—	4,666	—	—	—	4,666
Exercise of common stock options	683	1	216	—	—	—	217
Issuance of common shares under stock purchase plan	131	—	537	—	—	—	537
Tax benefits realized from employee stock option plans	—	—	98	—	—	—	98

Balance at December 31, 2006	29,306	29	107,853	—	1,228	4,927	114,037
Net loss	—	—	—	—	—	(30,932)	(30,932)	$(30,932)
Currency translation adjustment, net of tax	—	—	—	—	(58)	—	(58)	(58)
Unrealized gain on investments, net of tax	—	—	—	—	62	—	62	62

Comprehensive loss								$(30,928)

Stock-based compensation	—	—	3,392	—	—	—	3,392
Impact of adoption of FIN48	—	—	—	—	—	311	311
Exercise of common stock options	580	1	149	—	—	—	150
Issuance of common shares under stock purchase plan	116	—	370	—	—	—	370
Tax shortfall from employee stock option plans	—	—	(19)	—	—	—	(19)
Purchase and retirement of treasury shares	(1,095)	(1)	(3,835)	—	—	—	(3,836)

Balance at December 31, 2007	28,906	29	107,910	—	1,232	(25,694)	83,477
Net loss	—	—	—	—	—	(51,533)	(51,533)	$(51,533)
Currency translation adjustment, net of tax	—	—	—	—	(2,197)	—	(2,197)	(2,197)
Unrealized gain on investments, net of tax	—	—	—	—	159	—	159	159

Comprehensive loss								$(53,571)

Stock-based compensation	—	—	2,735	—	—	—	2,735
Exercise of common stock options and awards of restricted stock	324	—	7	—	—	—	7
Issuance of common shares under stock purchase plan	193	—	265	—	—	—	265

Balance at December 31, 2008	29,423	$29	$110,917	$—	$(806)	$(77,227)	$32,913

The accompanying notes are an integral part of these consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our product offerings to include light-emitting diode, or LED, drivers, power management, touch technology and consumer audio analog integrated circuits, or ICs.

Until recently, we have sold our products primarily to display module manufacturers, which incorporate our products into their display module subassemblies for portable handset manufacturers. Our end market customers have been concentrated among a few significant portable handset manufacturers, including Nokia Corporation, Sony Ericsson and Samsung Electronics Co., Ltd. We expect our customer base to include a broader range of consumer electronics manufacturers as our product mix becomes more concentrated on products other than display drivers.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. At December 31, 2008, we had an accumulated deficit of $77.2 million and cash, cash equivalents and short-term investments totaling $29.4 million.

In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we will be paid $2.3 million in cash, of which $2 million has been received to date. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we were paid $1.45 million in cash, all of which has been received.

The net impact of actions to date is that we have reduced our headcount by approximately 54% from the levels in the third quarter of 2008, while focusing our resources on development of capacitive touch controllers and LED drivers. We continue to invest in and develop these businesses while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring other parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

We believe that as a result of our actions taken in the fourth quarter of 2008 and so far in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balances to decline during the year. If anticipated operating results in our legacy display driver, touch controller and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. Additionally we may enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

Note 2. Summary of Significant Accounting Policies

The audited consolidated financial statements include the accounts of Leadis Technology and all of our subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

Our audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. On an ongoing basis we re-evaluate our judgments and estimates including those related to uncollectible accounts receivable, inventories, investments, income taxes, stock-based compensation, warranty obligations and contingencies. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

Foreign currency translation

In January 2009, as part of the sale of our display driver business to AsTEK, Inc., a privately-held company located in Korea, we sold our Korean R&D subsidiary. Please refer to Note 13, “Subsequent Events,” for more information. Prior to the sale, our Korean subsidiary used its local currency as its functional currency. Our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations are translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are reported within “Accumulated other comprehensive income (loss).” Foreign currency remeasurement gains and losses are included as a component of “Interest and other income, net” in our consolidated statements of operations.

Foreign exchange contracts

Prior to the sale of our Korean R&D subsidiary, we purchased forward contracts denominated in South Korean won to hedge the risks associated with U.S. dollar denominated assets and liabilities held by our Korean subsidiary. We record our forward contracts at fair value. The gains and losses on these contracts are substantially offset by transaction gains and losses on the underlying balances being hedged. Aggregate net foreign exchange gains and losses on these hedging transactions and foreign currency transaction gains and losses are included in “Interest and other income, net,” in our consolidated statements of operations. We do not hedge foreign currency translation exposure.

Cash, cash equivalents and investments

We invest our cash, cash equivalents and investments through various banks and investment banking institutions. All investments are classified as available for sale. We do not hold or issue financial instruments for trading purposes. We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Investments generally consist of highly liquid securities with original maturities in excess of 90 days. Short-term investments consist of a diversified portfolio of commercial paper, corporate bonds and U.S. government agency bonds with maturities less than one year or greater than one year but specifically identified to fund current operations. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within “Accumulated other comprehensive income (loss).” Realized gains and losses are included in “Interest and other income, net.” The cost of securities sold is based on the specific identification method. We recognize an impairment charge when a decline in the fair value of an investment below its cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We place our cash primarily in checking and money market accounts in financial institutions or with professional investment managers. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses to date on deposits of our cash and cash equivalents.

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

Inventory valuation

We state our inventories at the lower of cost (which approximates a first-in, first-out basis) or market. We record provisions for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional provisions may be required. We specifically provide for lower of cost or market adjustments if pricing trends or forecasts indicate that the carrying value of our inventory exceeds its estimated selling price less the cost to dispose of inventory. Any provision is reviewed each period to ensure that it reflects changes in our actual experience. Once inventory is written down, a new accounting basis has been established and, accordingly, it is not written back up in future periods. Our inventory provision requirements may change in future periods based on actual experience, the life cycles of our products or market conditions.

In addition, we evaluate a liability for purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our allowance for inventory. We had no liabilities for purchase commitments as of December 31, 2008 other than those incurred under routine purchase orders for materials included in accounts payable. At December 31, 2007, the liability for these adverse purchase commitments was $1.3 million and was included in other accrued liabilities.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited rights of stock rotation on product unsold by the distributors. Because of the uncertainty associated with possible price concessions and returns, we defer the recognition of such sales and the related costs of sales until distributors have sold the product to their customers.

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

Because we have one reporting unit under SFAS No. 142, we utilize an enterprise wide approach to assess goodwill for impairment. Our first step is to compare our enterprise fair value to its net book value, including goodwill. A potential impairment exists if the fair value of the enterprise is less than its net book value. We assess the fair value of the enterprise using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. We compare these to the carrying value of the net assets. In applying this methodology, we rely on a number of factors, including actual operating results, our internal projections of future unit volume and timing of revenue, margins and operating costs, and estimated risk premiums within discount rates. Many of these assumptions require us to make subjective estimates. If a potential impairment exists, we measure the amount of such impairment by comparing the fair value of our individual assets and liabilities, excluding goodwill, to the fair value of the enterprise.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, or SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, the first day of our fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, or SFAS No. 123, “Accounting for Stock-Based Compensation.” Upon adoption of SFAS No. 123(R), we elected to expense all future stock-based compensation awards on a straight-line basis. Prior to adoption of SFAS No. 123(R), we amortized deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. We will continue to expense options granted prior to adoption of SFAS No. 123(R) under the graded vesting method over their remaining vesting periods.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

Stock-Based Compensation Information under SFAS No. 123(R)

Cost of sales, research and development, and selling, general and administrative costs in 2008, 2007, and 2006 include stock-based compensation expenses recorded under SFAS No. 123(R), as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Cost of sales	$165	$122	$417
Research and development	992	1,046	1,017
Selling, general and administrative	1,578	2,224	3,232

Total stock-based compensation expense	$2,735	$3,392	$4,666

We use the Black-Scholes option pricing model to determine the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during 2008, 2007 and 2006 were as follows (annualized percentages):

	Year ended December 31, 2008		Year ended December 31, 2007		Year ended December 31, 2006
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP
Expected term (years)	4.25	0.75	4.56	0.75	4.25	0.73
Volatility	47%	39%	49%	43%	56%	67%
Risk-free interest rate	2.5%	2.1%	4.4%	4.7%	4.7%	3.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value	$0.77	$0.54	$1.68	$1.22	$2.47	$2.63

Volatility for 2008, 2007 and 2006 is based on historical actual volatility in the daily closing price of our common stock since we became a publicly-traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. We do not currently pay dividends and have no plans to do so in the future. The expected life of employee stock options is calculated using the simplified method allowed under Staff Accounting Bulletin (SAB) No. 107 and SAB No. 110. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.

As stock-based compensation expense recognized in the consolidated statement of operations for 2008, 2007 and 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If pre-vesting forfeitures vary from our estimate, we will be required to adjust our forfeiture calculation and any such adjustment may result in a material change in our financial results. The forfeiture rate is based on our historical option forfeitures, as well as management’s expectation of future forfeitures based on current market conditions. As required under SFAS No. 123(R), we recorded a cumulative effect of change in accounting principle benefit of $0.1 million for the year ended December 31, 2006, reflecting estimated future forfeitures of options previously expensed under APB No. 25.

We recorded $2.7 million, $3.4 million, and $4.7 million in stock-based compensation expense in 2008, 2007 and 2006, respectively, related to stock-based awards granted during the period and outstanding at the beginning of the year. No amounts were capitalized in inventory related to stock-based compensation as such amounts were insignificant at each balance sheet date presented. We realized approximately $19,000 of tax shortfall from stock options exercised in 2007 and approximately $98,000 of excess tax benefit from stock options exercised in 2006.

Net loss per share

In accordance with SFAS No. 128, “Earnings Per Share,” we compute basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed giving effect to all potential common shares, including stock options, warrants and unvested shares subject to repurchase using the treasury stock method, to the extent it is dilutive.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss before cumulative effect of change in accounting principle	$(51,533)	$(30,932)	$(12,053)

Net loss	(51,533)	(30,932)	(11,911)

Denominator:
Weighted-average common shares outstanding	29,260	29,131	28,887
Less: unvested common shares subject to repurchase	—	(12)	(85)

Total shares, basic and diluted	29,260	29,119	28,802

Net loss per common share before cumulative effect of change in accounting principle, basic	$(1.76)	$(1.06)	$(0.42)
Cumulative effect of change in accounting principle	—	—	0.01

Net loss per common share, basic and diluted	$(1.76)	$(1.06)	$(0.41)

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	Year ended December 31,
	2008	2007	2006
Stock options	6,887	6,633	5,506
Unvested shares subject to repurchase	—	1	24
Restricted stock units	533	185	—

Comprehensive loss, net of tax

Comprehensive loss is defined as the change in equity of a company during a period resulting from certain transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between our net loss and comprehensive loss is from foreign currency translation adjustments and unrealized gains (losses) on available for sale securities.

The accumulated other comprehensive income (loss), as reported on the consolidated balance sheets, included the following components (in thousands):

	December 31,
	2008	2007
Unrealized gain on available for sale securities, net of tax	$241	$82
Cumulative translation adjustment, net of tax	(1,047)	1,150

Accumulated other comprehensive income (loss)	$(806)	$1,232

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In October, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” which clarifies the application of SFAS No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FSP FAS No. 157-3 did not have any impact on our consolidated financial statements.

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

The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of February 28, 2007:

	Fair Market Value	Straight-Line Depreciation / Amortization Period
	(in thousands)
Cash	$186
Other current assets	115
Property and equipment	93	3-5 years
In-process research and development	1,320
Goodwill	2,586
Intangible assets:
Developed technology	4,440	2 years
Non-compete covenant agreements	864	3 years

Total assets acquired	9,604

Current liabilities	(50)
Deferred tax liabilities, net	(1,489)

Total liabilities assumed	(1,539)

Net assets acquired	$8,065

In addition to $8.1 million net assets acquired, we paid retention bonuses of $2.5 million in 2008 and are obligated to pay retention bonuses of $2.5 million in 2009, and may be obligated to make earn-out payments to certain former Mondowave, Inc. employees who joined the Company as a result of the acquisition. Of the $2.5 million in retention bonuses due in 2009, $0.7 million is recorded in other accrued liabilities and $1.8 million is recorded in restricted cash on the consolidated balance sheet as of December 31, 2008. We have deposited $1.8 million of cash in an account for the retention bonuses to be paid to designated former Mondowave, Inc. employees upon the second anniversary of the acquisition close, pursuant to the terms of the acquisition agreement.

The earn-out payments shall be up to a maximum of 6% of revenue generated from certain audio products introduced by the former Mondowave, Inc. employees upon their continued employment over the next three years. In March of 2009, however, we sold our audio assets and are no longer manufacturing the audio products eligible for earn-out payments.

On December 21, 2007, we completed the acquisition of Acutechnology Semiconductor, Inc., a privately held analog semiconductor company specializing in power management integrated circuits. Under the terms of the agreement, we acquired all of Acutechnology’s outstanding common stock for $5.0 million in cash. In addition, we are obligated to pay former Acutechnology employees earn out bonuses up to a maximum of 3% of revenue generated from certain products introduced by the former Acutechnology employees upon their continued employment with us, all of which will be accounted for as compensation expense. In February 2009, however, we transferred a majority of the former Acutechnology employees to a publicly-traded supplier of semiconductor products and ceased development of new power management devices.

We allocated the $5.0 million purchase price of Acutechnology Semiconductor, Inc. to tangible assets and identifiable intangible assets acquired, as well as in-process research and development, or IPR&D, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill (which is not deductible for tax purposes). The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Intangible assets are amortized on a straight-line basis over their respective useful lives. The amount allocated to IPR&D was determined through established valuation techniques used in the high technology industry and was expensed upon acquisition as it was determined that the underlying projects had not yet reached technological feasibility and no alternative future uses existed. The fair value assigned to IPR&D was determined using the income approach and applying a discount rate of 28% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect risks related to the products, development completion stage and success. The estimates used in valuing IPR&D were based upon assumptions of estimated costs to complete development and cash flows from the sale of such products. Such assumptions were believed to be reasonable but are inherently uncertain and unpredictable.

The following is a summary of estimated fair values of the assets we acquired and liabilities we assumed as of December 21, 2007:

	Fair Market Value	Straight-Line Depreciation / Amortization Period
	(in thousands)
Cash	$152
Other current assets	49
Property and equipment	3	3-5 years
In-process research and development	650
Goodwill	2,241
Intangible assets:
Developed technology	1,390	3 years
Customer relationships and backlog	1,053	4 years
Non-compete covenant agreements	468	3 years

Total assets acquired	6,006

Deferred tax liabilities, net	(1,006)

Net assets acquired	$5,000

The consolidated financial statements for 2007 include the results of operations of Mondowave, Inc., and Acutechnology Semiconductor, Inc. commencing as of their respective acquisition dates.

The following unaudited supplemental pro forma financial information summarizes the combined results of operations for the Company, Mondowave, Inc. and Acutechnology Semiconductor, Inc. as though the companies had been combined at the beginning of each period presented. The in-process research and development charge is included in the results for 2007 and 2006.

(in thousands, except per share amounts):

	Proforma Financial Information (unaudited) Year ending December 31,
	2007	2006
Revenue	$40,789	$103,754
Loss before cumulative effect of change in accounting principle	$(30,753)	$(13,738)
Cumulative effect of change in accounting principle, net of tax	$—	$142
Net loss	$(30,753)	$(13,596)
Net loss per share—basic and diluted	$(1.06)	$(0.47)

On September 21, 2007, we acquired for $0.5 million in cash the intellectual property of Nuelight Corporation, a privately-held analog semiconductor company. As the acquired technology had not yet reached technical feasibility and no alternative uses exist, the full purchase price was expensed to in-process research and development upon acquisition.

Note 4. Goodwill and Intangible Assets

As discussed in Note 3, “Business Combinations,” we acquired Mondowave, Inc. in the first quarter of 2007 and Acutechnology Semiconductor, Inc. in the fourth quarter of 2007, resulting in acquisition-related intangible assets.

The changes in the carrying amount of goodwill for 2008 are as follows (in thousands):

Balance as of December 31, 2007	$5,108
Adjustment to goodwill	15
Impairment charge	(5,123)

Balance as of December 31, 2008	$—

During the second quarter of 2008, we concluded that our market capitalization had been below our net book value for an extended period of time. We therefore tested our goodwill for impairment pursuant to the guidance in SFAS No. 142. Our evaluation resulted in a $5.1 million goodwill impairment charge which was included in the “Impairment of goodwill and other intangible assets” in the consolidated statement of operations.

Acquisition-related intangible assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008				December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount
Acquisition related intangible assets:
Developed technology	$5,830	$(3,192)	$(2,638)	$—	$5,830	$(1,850)	$—	$3,980
Non-compete covenant agreements	1,332	(516)	(816)	—	1,332	(240)	—	1,092
Customer relationships	1,053	(132)	(921)	—	1,053	—	—	1,053

Total acquisition-related intangible assets	$8,215	$(3,840)	$(4,375)	$—	$8,215	$(2,090)	$—	$6,125

During the second quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability. Our revenue projections for analog audio products developed from the intangible assets acquired in the Mondowave acquisition, and for products developed by Acutechnology Semiconductor, Inc. declined due to the impact of the weakening global economy and delays in the sales ramp of new products. As a result, we reduced our projections for future cash flows and determined that the carrying amount of the purchased intangible assets exceeded the implied fair values under the tests for impairment pursuant to the guidance in SFAS No. 144. We recorded an impairment charge of $4.3 million which was included in the “Impairment of goodwill and other intangible assets” on the consolidated statements of operations. Our estimate of the fair value of the intangible assets was based on the discounted value of estimated future cash flows over a three year period with residual value and using discount rates between 26% and 30%.

Note 5. Financial Statement Details

Available for sale securities

The following is a summary of available for sale securities at December 31, 2008 (in thousands):

	Original Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$13,422	$—	$—	$13,422
U.S. government and agency securities	2,894	15	—	2,909
Foreign debt securities	—	—	—	—
Auction rate securities *	1,620	—	—	1,620
Commercial paper	2,018	2	—	2,020
Corporate bonds	4,772	57	(12)	4,817

	$24,726	$74	$(12)	$24,788

Included in:
Cash and cash equivalents				$15,442
Short-term investments				7,726
Long-term investments				1,620

				$24,788

*	Our auction rate securities are Level 3 investments measured at fair value. In 2008, we recognized an other-than-temporary impairment charge of $1.1 million. The par value of the auction rate securities held as of December 31, 2008 was $2.7 million. Please refer to Note 6, “Fair Value,” for additional information.

The following is a summary of available for sale securities at December 31, 2007 (in thousands):

	Original Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$6,985	$—	$—	$6,985
U.S. government and agency securities	18,662	25	—	18,687
Foreign debt securities	999	—	—	999
Auction rate securities	6,500	—	—	6,500
Commercial paper	15,586	—	(1)	15,585
Corporate bonds	12,295	56	(5)	12,346

	$61,027	$81	$(6)	$61,102

Included in:
Cash and cash equivalents				$26,816
Short-term investments				31,286
Long-term investments				3,000

				$61,102

Our portfolio of available for sale securities by contractual maturity at December 31, 2008 was as follows (in thousands):

2008
Due in one year or less	$21,383
Due from one to two years	1,785
Due after two years	1,620

$24,788

The fair value of investments with unrealized loss positions was $2.2 million and $13.1 million at December 31, 2008 and 2007, respectively and such investments have been in continuous unrealized loss positions for less than twelve months. The gross unrealized losses on these investments were primarily due to interest rate fluctuations and market-price movements. Our available for sale securities include auction rate securities (ARS) of $1.6 million at fair value as of December 31, 2008.

Gains or losses realized from the sale of available for sale securities were insignificant in all years presented.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2008	2007
Accounts receivable, gross	$1,958	$5,816
Allowance for doubtful accounts	(22)	(29)

Accounts receivable, net	$1,936	$5,787

Changes in the allowance for doubtful accounts during 2008, 2007 and 2006 were as follows (in thousands):

Balance December 31, 2005	494
Provision/Adjustments	(60)
Write-offs	(42)

Balance December 31, 2006	392
Provision/Adjustments	(363)
Write-offs	—

Balance December 31, 2007	29
Provision/Adjustments	(7)
Write-offs	—

Balance December 31, 2008	$22

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$1,825	$1,427
Work in process	848	783

	$2,673	$2,210

In January 2009, we sold our display driver business to AsTEK, Inc., a privately-held company located in Korea. Included in the sale of this business was approximately $0.5 million (net) of product inventory. Please refer to Note 13, “Subsequent Events,” for more information.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$4,152	$4,841
Machinery, equipment and vehicles	2,299	2,764
Furniture and fixtures	353	369
Building	—	290
Leasehold improvements	500	494

	7,304	8,758
Less: accumulated depreciation and amortization	(4,864)	(4,224)

	$2,440	$4,534

Depreciation and amortization expense was $1.7 million, $1.5 million and $1.2 million for 2008, 2007 and 2006, respectively. At December 31, 2008, computer equipment and software included $1.1 million of software licenses acquired under financing with accumulated amortization of $0.5 million. In January 2009, we sold our display driver business to AsTEK, Inc., a privately-held company located in Korea. Included in the sale of this business was approximately $1.3 million of net fixed assets. Please refer to Note 13, “Subsequent Events,” for more information.

Other accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued compensation costs	$3,289	$3,776
Warranty accruals	49	220
Reserve for adverse purchase commitments	—	1,255
Other accrued liabilities	1,141	1,440

	$4,479	$6,691

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

Changes in our liability for product warranty during 2008 and 2007 were as follows (in thousands):

Balance December 31, 2006	$928
Accruals for warranty	740
Adjustments made	(568)
Settlements made	(880)

Balance December 31, 2007	220
Accruals for warranty	184
Adjustments made	(355)
Settlements made	—

Balance December 31, 2008	$49

As actual warranty claim experience has been below our expected claim rates, we reduced our warranty liability via adjustments in 2008 and 2007.

Revenue and accounts receivable by customer

	% of Revenue for the Years Ended December 31,			% of Accounts Receivable at December 31,
	2008	2007	2006	2008		2007
Rikei Corp.	38%	29%	*	71%			*
Samsung SDI Co.	24%	*	35%		*		*
TPO Displays Corp. **	18%	53%	31%		*	84%
RitDisplay	10%	*	*		*		*
AU Optronics Corp.	*	*	21%		*		*

*	Less than 10%
**	TPO Displays Corp. includes both Philips Mobile Display Systems and Toppoly Optoelectronics Corporation for all periods presented as a result of the merger of these companies in 2006.

Substantially all of our revenue in 2008, 2007 and 2006 has been generated from sales to a very small number of customers. Our largest customers have been AU Optronics Corporation, RitDisplay Corporation, Rikei Corporation, Samsung SDI Co. and TPO Displays Corporation, which collectively accounted for 90%, 93%, and 91% of our revenue in 2008, 2007 and 2006, respectively. In the second quarter of 2006, Philips Mobile Display Systems merged with Toppoly Optoelectronics Corporation, another of our customers, to form TPO Displays Corp. As a result, sales to these two customers are combined under the name TPO Displays Corp. Sales to Rikei Corporation, a Japanese distributor, grew in 2007 and 2008 with increases in several new programs at Japanese customers. In general, year over year variations result from the timing of the production ramp of new designs, illustrating the short life cycle of the end products into which our display drivers are incorporated.

Interest and other income, net

Interest and other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Interest income	$1,659	$4,468	$4,762
Foreign exchange gain (loss)	336	(70)	(473)
Other than temporary impairment loss on auction rate securities	(1,080)	—	—
Other income (expense), net	(36)	(6)	60

	$879	$4,392	$4,349

Note 6. Fair Value

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. They are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

In accordance with SFAS No. 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,442	$—	$—	$15,442
Corporate bonds	4,817	—	—	4,817
US government and agency securities	—	2,909	—	2,909
Auction rate securities	—	—	1,620	1,620

Total	$20,259	$2,909	$1,620	$24,788

The table does not include cash on hand, restricted cash and also does not include assets which are measured at historical cost or any basis other than fair value.

Our Level 3 investments as of December 31, 2008 included auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 22 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets. During the second quarter of 2008, one of these securities was partially redeemed at par and we received $0.3 million.

Due to the current economic environment in which there is a lack of market activity for ARS, we have been unable to obtain quoted prices or market prices for identical assets as of the measurement date and so we use significant unobservable inputs to determine the fair value. We estimated the fair value of these ARS using the income approach based on the following: (i) the underlying structure and contractual provisions of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (iii) consideration of the probabilities of default, auction failure, or repurchase for each period. These estimated fair values could change significantly based on future market conditions. The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
(in thousands)	Auction rate securities
Balance at January 1, 2008	$—
Total gains or losses (realized/unrealized) included in earnings	(1,080)
Purchases, sales, issuances, and settlements	(300)
Transfers in and/or out of Level 3	3,000

Balance at December 31, 2008	$1,620

In the fourth quarter of 2008, we determined that we no longer had the ability to hold these instruments to maturity, and so we recorded an other than temporary impairment charge of $1.1 million on our ARS portfolio, which is recorded in “Interest and other income, net” on the consolidated statement of operations.

Note 7. Commitments and Contingencies

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

Operating leases and financing

We lease facilities under non-cancelable lease agreements expiring at various times through 2010. In some instances, lease terms require us to pay maintenance and repair costs. As of December 31, 2008, future minimum lease payments under non-cancelable operating leases and payments for software licenses acquired under financing arrangements are as follows (in thousands):

	2009	2010	2011	2012 and thereafter	Less: Interest	Total Minimum Payments
Operating leases	$1,082	$385	$2	$—	$—	$1,469
Software license installment payments	680	429	—	—	(46)	1,063

	$1,762	$814	$2	$—	$(46)	$2,532

Most of our leases contain renewal options. Rent expense under all operating leases was approximately $1.2 million in 2008, $1.3 million in 2007, and $1.2 million in 2006.

As a result of the sale of our display driver business in January 2009, the purchaser assumed the liabilities under our Korean operating leases. The payments under these leases totaled $371 thousand in 2009 and $184 thousand in 2010 and are included in the totals above.

Note 8. Common Stock and Preferred Stock

Our certificate of incorporation, as amended, authorizes us to issue 120,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2008, there were 29,422,920 shares of common stock issued and outstanding. At December 31, 2007, there were 28,905,998 shares of common stock issued and outstanding.

In January 2007, our Board of Directors approved a program to repurchase up to 2.5 million shares of our common stock through December 31, 2007. The 2007 stock repurchase activity under this program is summarized as follows (in thousands, except per share amount):

Total Number of Shares Purchased	Average Price per Share	Total Amount Repurchased
1,095	$ 3.50	$ 3,836

All common stock shares repurchased were retired in 2007. The purchase price of the shares of common stock purchased is reflected as a reduction to stockholders’ equity.

At December 31, 2008 and 2007, there were 5,000,000 shares of preferred stock authorized for issuance, none of which were outstanding.

Note 9. Stock Plans

Stock option plans

In August 2000, we adopted our 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan, as amended, authorized us to grant incentive stock options and non-statutory stock options to employees, directors and consultants. As of December 31, 2008, options exercisable for 587,250 shares were outstanding under the 2000 Plan and no shares were available for future grant.

In August 2002, the board of directors approved our 2002 Equity Incentive Plan (the “2002 Plan”) and authorized grants of up to 3,825,000 shares under the 2002 Plan. The 2000 Plan was terminated upon the approval of the 2002 Plan. Shares authorized but unissued under the 2000 Plan were retired, and 2000 Plan options subsequently cancelled upon employee or consultant termination were also retired.

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

Under the 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Plans”), incentive stock options are granted at a price that is not less than 100% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ Global Market. Non-statutory stock options are granted at a price that is not to be less than 85% of the fair market value of the stock on the date of grant, as determined by the closing price on The NASDAQ Global Market. Options may be granted for a period of up to ten years, and generally vest at the rate of 25% per year over four years. Options granted to stockholders who own more than 10% of our outstanding stock at the time of grant must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options granted under the Plans may be immediately exercisable, but subject to vesting and repurchase.

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Non-Employee Directors’ Stock Option Plan (the “2004 Directors Plan”), which was effective upon the closing of our initial public offering. The 2004 Directors Plan calls for the automatic grant of non-statutory stock options to purchase shares of common stock to our non-employee directors. The aggregate number of shares of common stock that may be issued pursuant to options granted under this plan was 400,000 shares at the inception of the plan, which amount may be increased annually on December 31 of each year, from 2004 to 2013, by the number of shares of common stock subject to options granted during such year.

At December 31, 2008, there were approximately 5.7 million shares of common stock available for new awards under the Plans, and approximately 7.4 million shares of common stock reserved for issuance for outstanding stock option and restricted share unit awards.

The following table summarizes stock option activity under the Plans (shares in thousands):

	Outstanding Options	Weighted Average Exercise Price
Balance at December 31, 2007	6,633	$3.78
Options granted	1,474	$1.91
Options exercised	(247)	$0.12
Options forfeited	(605)	$3.34
Options cancelled	(368)	$6.14

Balance at December 31, 2008	6,887	$3.42

Under the Plans, shares issued upon the exercise of unvested options may be repurchased by us at the option exercise price in the event of the optionee’s separation from service. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The following table summarizes shares subject to repurchase rights at December 31, 2008 and vesting during the years then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Shares issued but unvested, December 31, 2007	1	$10.12
Vested	(1)	$10.12

Shares issued but unvested, December 31, 2008	—

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008 (shares and aggregate intrinsic value in thousands):

Options Outstanding				Options Vested and Exercisable
Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Shares Vested and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
6,887	3.92	$3.42	$176	3,906	3.29	$3.52	$176

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value, based on the closing price of our common stock of $0.33 as of December 31, 2008, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at December 31, 2008 was 1.1 million shares.

Total intrinsic value of options exercised was $0.4 million, $2.0 million, and $2.4 million for 2008, 2007 and 2006, respectively. Total cash received by us related to option exercises was $30 thousand, $0.1 million, and $0.2 million for 2008, 2007 and 2006, respectively. Upon option exercise, we issue new shares of stock. Under SFAS123(R) we realized approximately $19 thousand of tax shortfall from stock options exercised in 2007.

Total options vested and expected to vest at December 31, 2008 were 6.2 million shares with a weighted average remaining contractual life of 3.8 years and weighted average exercise price of $3.43 per share. Total intrinsic value in respect to options vested and expected to vest was $176 thousand at December 31, 2008.

Total unrecognized compensation cost of $3.1 million related to options outstanding at December 31, 2008 will be recognized over a weighted-average period of 2.0 years.

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

Awards Outstanding
Balance as of December 31, 2007	185
Granted	482
Vested and issued	(87)
Forfeited	(47)

Balance as of December 31, 2008	533

As of December 31, 2008, 533,448 restricted stock units were outstanding, with grant-date weighted average fair value of $1.36 per share. There was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Stock Purchase Plan

In March 2004, our board of directors adopted, and in April 2004 our stockholders approved, our 2004 Employee Stock Purchase Plan (the “ESPP”), which was effective upon the closing of our initial public offering. At inception, the ESPP authorized the issuance of up to 500,000 shares of common stock pursuant to purchase rights granted to our employees or to employees of our affiliates, which amount may be increased on December 31 of each year, from 2004 until 2013, by up to 1.5% of the number of fully-diluted shares of common stock outstanding on that date. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We issued 192,599 and 115,503 shares under the ESPP during 2008 and 2007, respectively.

Total unrecognized compensation cost of $38,000 related to shares issued under the ESPP outstanding at December 31, 2008 will be recognized in 2009. In January 2009, we suspended further issuance of shares under the ESPP.

Stock options issued to non-employees

No options were granted to non-employees or consultants to purchase common stock in 2008 and 2007.

Note 10. Income Taxes

U.S. and foreign components of loss before income taxes were (in thousands):

	Years Ended December 31,
	2008	2007	2006
U.S. operations	$(23,797)	$(10,500)	$(4,449)
Foreign operations	(28,557)	(21,412)	(7,081)

Total pretax loss	$(52,354)	$(31,912)	$(11,530)

As of December 31, 2008, accumulated unremitted earnings from our Korea subsidiary were approximately $8.2 million. Accumulated unremitted foreign earnings as of December 31, 2007 were $6.8 million. In January 2009, we sold our display driver business to AsTEK, Inc., a privately-held company located in Korea. In preparation for this sale, our Korea R&D subsidiary purchased certain assets belonging to other subsidiaries of Leadis necessary to operate the display driver business as an independent entity. We believe that the purchases of assets by our Korean subsidiary will result in no taxable gain on the sale to our other subsidiaries. If the tax authorities of the federal government of the United States or other jurisdictions disagree, we could incur a tax liability which could be material. Please refer to Note 13, “Subsequent Events,” for additional information.

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$38	$466	$(151)
State	(26)	1	13
Foreign	584	334	665

Total current	596	801	527

Deferred:
Federal	(1,363)	(1,960)	(119)
State	—	114	150
Foreign	(54)	65	(35)

Total deferred	(1,417)	(1,781)	(4)

Total provision for (benefit from) income taxes	$(821)	$(980)	$523

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$3,550	$921
Tax credits	896	327
Stock based compensation	1,690	1,059
Accruals, reserves and other	728	503
Property and equipment and other	127	150

Gross deferred tax assets	6,991	2,960
Less: Valuation allowance	(6,932)	(823)

Total deferred tax assets	59	2,137
Deferred tax liabilities
Intangible assets and other	—	(2,196)
Other comprehensive income	—	(524)

Total deferred tax liabilities	—	(2,720)
Net deferred tax assets (liabilities)	$59	$(583)

At December 31, 2008, we had approximately $7.8 million of federal net operating loss carryforwards and $14.1 million of California state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2027 and 2017, respectively. At December 31, 2008, we also had $0.6 million and $0.6 million of research and development tax credit purposes for federal and state purposes, respectively. The federal research credits begin to expire in 2026. Pursuant to the ownership change provisions of the Tax Relief Act of 1986, utilization of our net operating loss and research and development tax credit carryforwards may be limited if a change of ownership of more than 50% occurs within any three-year period.

We have established valuation allowances against substantially all of our net deferred tax assets as we believe it is more likely than not that the tax benefits may not be realized. In 2008, we established a valuation allowance of $4.8 million against our U.S. federal deferred tax assets and a $1.3 million allowance against our California state deferred tax assets, which reserves substantially all of our net deferred tax assets. In 2007, we established a valuation allowance of approximately $0.8 million for our California state deferred tax assets, increasing our income tax provision. Our tax provision for 2006 included a valuation allowance recorded against our net U.S. federal deferred tax assets of $0.4 million and California state deferred tax assets of $0.2 million. The valuation allowances were determined in accordance with the provisions of SFAS No. 109 which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Associated with the purchase accounting of Mondowave, Inc. and Acutechnology Semiconductor, Inc. in 2007, we recorded deferred tax liabilities of approximately $2.9 million. These deferred tax liabilities result from the difference in book versus tax basis of the intangible assets recorded as a result of the acquisitions. Because our deferred tax liabilities exceed our deferred tax assets, the U.S. deferred tax asset valuation allowance recorded in 2006 was reversed in 2007, with a corresponding reduction in goodwill as a part of our purchase accounting. The net valuation allowance increased approximately $6.1 million, $0.2 million and $0.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. The deferred tax liabilities related to Mondowave, Inc. and Acutechnology Semiconductor, Inc. acquisitions were eliminated in 2008 in conjunction with the intangible asset impairment charges recorded in 2008. In the event that our restructuring actions cause us to believe that it is more likely than not that the tax benefits of our deferred tax assets will be realized, we may in the future release our valuation allowances which would decrease our income tax expense.

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

As a result of our adoption of FIN 48, we recorded a decrease of $0.3 million in the liability for unrecognized tax benefits, and related accrued interest, with a corresponding increase to retained earnings, as of January 1, 2007. We also reclassified $1.7 million of our liability for recognized tax benefits and related accrued interest from current to noncurrent liabilities at January 1, 2007, as we do not expect these liabilities to be settled within 12 months. Our unrecognized tax benefits were approximately $2.9 million at December 31, 2008 and relate to U.S., state and various foreign jurisdictions. This amount included $0.3 million of interest and penalties. If recognized, $1.7 million of unrecognized tax benefits and related interest and penalties would reduce our income tax expense and effective tax rate. The remaining $1.2 million relates to temporary differences. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. During the year ended December 31, 2008, we recorded approximately $82,000 of interest and penalties related to uncertain tax positions. We believe it is reasonably possible that a decrease to our unrecognized tax benefits could occur within the next twelve months as a result of the lapse of applicable statutes of limitations, but we expect that the decrease will be immaterial. It is possible that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

A reconciliation of total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2007 and 2008 is as follows (in thousands):

Balance at December 31, 2006	$1,519
Additions based on tax positions taken during the current year	619
Reductions due to lapsing of applicable statute of limitations	(58)

Balance at December 31, 2007	2,080
Additions based on tax positions taken during the current year	1,032
Reductions due to change in judgement	(29)
Reductions due to lapsing of applicable statute of limitations	(497)

Balance at December 31, 2008	$2,586

We file U.S., California, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years remain subject to examination by federal tax authorities, and the 2004 through 2008 tax years remain subject to examination by California state tax authorities. In significant foreign jurisdictions the 2003 through 2008 tax years generally remain subject to examination by tax authorities. We have no ongoing tax examinations by tax authorities at this time.

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

The differences between the U.S. federal statutory income tax rate and our effective tax rate are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Pretax loss benefited at federal statutory rate	$(18,324)	$(11,170)	$(4,036)
State income taxes, net of federal tax benefit	(956)	(515)	4
Stock-based compensation	330	911	871
Foreign earnings taxed at different rates	10,942	8,348	3,169
Change in valuation allowance impacting tax provision	6,109	862	645
In-process research and development	—	704	—
Tax credits	(301)	(173)	—
Impairment of non-deductible goodwill	1,793	—	—
Tax exempt interest income	—	—	(33)
Other	(414)	53	(97)

Total provision for (benefit from) income taxes	$(821)	$(980)	$523

Note 11. Operating Segment and Geographic Information

We operate in one operating segment, comprising analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer products.

As of December 31, 2008, 2007, and 2006, 32%, 36%, and 8%, respectively, of our tangible long-lived assets were maintained in the United States. Our other long-lived assets at each year-end were maintained in our international locations, primarily Korea. In January 2009, we sold our display driver business to AsTEK, Inc., a privately-held company located in Korea. The sale of this business included approximately $1.3 million of net fixed assets in Korea. Please refer to Note 13, “Subsequent Events,” for additional information.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Year Ended December 31,
	2008	2007	2006
China	40%	58%	82%
Japan / U.S.	38%	29%	6%
Taiwan	11%	9%	4%
Korea	11%	4%	8%

Total revenue	100%	100%	100%

Note 12. Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and we anticipate that the District Court will provide final approval of the settlement in the second quarter of 2009. There will be no financial impact of this settlement on the Company as the settlement amount will be paid by the Company’s liability insurer.

Note 13. Subsequent Events

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. The cash consideration has yet to be received, and the associated receivable carries risk of non-payment. We retained rights to most of the current display driver products in production, which we expect will continue to generate revenue through 2009, as well as ownership of our proprietary EPiC™ technology for AM-OLED displays. As a result of this transaction, we have ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we will be paid $2.3 million in cash, of which $2 million has been received to date. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we were paid $1.45 million in cash, all of which has been received.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Data (Unaudited)

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$5,607	$5,913	$4,719	$2,317
Cost of sales	$5,609	$5,936	$4,451	$5,903
Gross profit (loss)	$(2)	$(23)	$268	$(3,586)
Research and development expenses	$5,333	$5,485	$5,434	$5,379
Selling, general and administrative expenses	$4,699	$4,306	$3,744	$4,262
Amortization of purchased intangible assets	$848	$848	$27	$27
Impairment of goodwill and intangible assets	$—	$9,445	$—	$53
Operating loss	$(10,882)	$(20,107)	$(8,937)	$(13,307)
Net loss	$(10,074)	$(19,546)	$(7,691)	$(14,222)

Basic and diluted net loss per share	$(0.35)	(0.67)	(0.26)	(0.48)
Weighted-average number of shares used in basic and diluted net loss per share calculation	29,015	29,221	29,379	29,423

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenue	$13,670	$9,735	$9,943	$6,233
Cost of sales	$12,298	$8,678	$8,857	$6,510
Gross profit (loss)	$1,372	$1,057	$1,086	$(277)
Research and development expenses	$3,361	$4,478	$5,390	$5,370
Selling, general and administrative expenses	$3,224	$3,608	$4,318	$5,233
In process research and development	$1,320	$—	$500	$650
Amortization of purchased intangible assets	$209	$627	$627	$627
Operating loss	$(6,742)	$(7,656)	$(9,749)	$(12,157)
Net loss	$(5,458)	$(6,066)	$(8,359)	$(11,049)

Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.29)	$(0.38)
Weighted-average number of shares used in basic and diluted net loss per share calculation	29,329	29,376	28,973	28,813

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is certain information regarding our named executive officers, other members of our management team and our directors as of March 15, 2009.

Name	Age	Position
Antonio Alvarez	52	President, Chief Executive Officer and Director

Keunmyung (“Ken”) Lee, Ph.D.	51	Executive Vice President, Chief Technology and Operating Officer and Director

John K. Allen	45	Chief Financial Officer and Secretary

Kaichiu (“Skip”) Wong	44	Executive Vice President of Operations

Alden Chauvin, Jr.	63	Director

Douglas McBurnie	66	Director

James Plummer, Ph.D.	64	Director

Jack Saltich	66	Director

Sam Srinivasan	64	Director

Antonio Alvarez joined Leadis in November 2005 as our President and Chief Executive Officer, and is a member of our Board of Directors. From 1987 to 2005, Mr. Alvarez held various positions at Cypress Semiconductor Corporation, a semiconductor manufacturer, most recently as Senior Vice President, Memory and Imaging Products Division where he was responsible for Cypress’ SRAM, non-volatile memory and imaging products. From 1989 to 2001, Mr. Alvarez served as Cypress’ Senior Vice President of Research and Development. Prior to joining Cypress, Mr. Alvarez held various technical engineering positions at Motorola, Inc., a wireless and broadband communications company. Mr. Alvarez also serves on the boards of directors of ChipMos Technologies, Inc. and several privately-held technology companies. Mr. Alvarez holds B.S. and masters degrees in Electrical Engineering from Georgia Institute of Technology.

Keunmyung (“Ken”) Lee serves as our Executive Vice President and Chief Technology and Operating Officer, and has been a member of our board of directors since August 2002. Dr. Lee joined Leadis in August 2000 as our Chief Technology Officer and Vice President, and has been our Executive Vice President since January 2004 and our Chief Operating Officer since April 2005. From 1985 until joining Leadis, Dr. Lee held various positions at Hewlett-Packard Company, a technology, personal computing and service company, including principal project engineer and manager. Dr. Lee holds a B.S. degree in Electronics Engineering from Seoul National University, and M.S. and Ph.D. degrees in Electrical Engineering and Computer Science from the University of California, Berkeley.

John Allen is our Chief Financial Officer and Corporate Secretary. Mr. Allen joined Leadis in January 2004 as Corporate Controller and was promoted to Vice President in March 2006 and to Chief Financial Officer and Corporate Secretary in April 2007. Prior to joining Leadis, Mr. Allen served as the Corporate Controller of Asyst Technologies, Inc., a semiconductor equipment company, from January 2002 to January 2004. From May 2000 to January 2002, Mr. Allen was Vice President, Corporate Controller of Arcot Systems, a software company. Prior to that, Mr. Allen served in finance management roles at Xilinx, Inc., and Advanced Micro Devices, Inc., both semiconductor manufacturers. Mr. Allen holds a B.A. degree in Business Economics from the University of California, Santa Barbara, and is a Certified Public Accountant in the state of California.

Kaichiu (“Skip”) Wong joined Leadis in October 2007 as our Executive Vice President of Operations. Prior to joining Leadis, Mr. Wong served as Senior Director of Operations for Marvell Semiconductor from April 2006 to September 2007. From 1990 to 2006, Mr. Wong served in various engineering, product development and operations management positions for Cypress Semiconductor, most recently as Director of Operations, Memory & Imaging Products Division. Mr. Wong holds B.S. and masters degrees in Electrical Engineering from Case Western Reserve University and an Executive MBA from Harvard Business School.

Alden Chauvin, Jr. has been a member of our Board of Directors since March 2007. Mr. Chauvin is a retired executive with significant semiconductor experience, primarily in sales and marketing functions. Prior to his retirement, Mr. Chauvin served as the Vice President, Worldwide Sales for Intersil Corporation from May 2002 until October 2006, following Intersil’s acquisition of Elantec Semiconductor, Inc. in May 2002. Prior to that, Mr. Chauvin was Vice President of Worldwide Sales for Elantec from March 1999 to May 2002. From 1986 until 1997, Mr. Chauvin served as Vice President of North America Sales and later Vice President of Worldwide Sales for Sierra Semiconductor. Mr. Chauvin started his career at Texas Instruments, Inc. in various engineering, operations, marketing, and sales management roles from 1969 to 1986. Mr. Chauvin received a B.S. degree in Industrial Technology from Louisiana State University.

Douglas McBurnie has been a member of our Board of Directors since November 2005. Since 1998, Mr. McBurnie has served as a consultant to and director for several public and private technology companies. From August 1997 to October 1998, Mr. McBurnie served as Senior Vice President, Computer, Consumer & Network Products Group at VLSI Technology, Inc., a semiconductor manufacturer. Before joining VLSI, Mr. McBurnie served in several capacities for National Semiconductor, a semiconductor manufacturer, from June 1994 to August 1997, most recently as Senior Vice President and General Manager of its Communications and Consumer Group. Mr. McBurnie is a member of the board of directors of Monolithic Power Systems, Inc., a semiconductor manufacturer. Mr. McBurnie holds a B.A. degree from Baldwin Wallace College.

James Plummer has been a member of our Board of Directors since January 2001. Dr. Plummer has been Dean of the School of Engineering at Stanford University since September 1999 and a Professor of Electrical Engineering at Stanford University since 1978. Dr. Plummer is a member of the board of directors of Intel Corporation and International Rectifier Corporation, each of which is a semiconductor manufacturer. He also serves on the technical advisory boards of several semiconductor companies. Dr. Plummer holds a B.S. in Electrical Engineering from the University of California, Los Angeles, and an M.S. in Electrical Engineering and a Ph.D. in Electrical Engineering from Stanford University.

Jack Saltich has served as a member of our Board of Directors since January 2006. Mr. Saltich is currently serving as the Chairman and interim Chief Executive Officer of Vitex Systems, Inc., a provider of display technology. From July 1999 to August 2005, Mr. Saltich served as the President, Chief Executive Officer and a Director of Three-Five Systems Inc., manufacturer of display systems. From 1993 to 1999, Mr. Saltich served as Vice President with Advanced Micro Devices , where his last position was General Manager of their European Center in Dresden, Germany. From 1971 to 1988, Mr. Saltich served in a number of capacities with Motorola, Inc., a wireless and broadband communications company. Mr. Saltich also serves on the board of directors of Atmel Corporation, a semiconductor company, Immersion Corporation, a developer of haptic technology, Ramtron International Corporation, a semiconductor company, and Vitex Systems. Mr. Saltich received both B.S. and masters degrees in electrical engineering from the University of Illinois. In 2002, he received a distinguished alumni award from the University of Illinois.

Sam Srinivasan has been a member of our Board of Directors since September 2008. Mr. Srinivasan currently serves as Chairman Emeritus of Health Language, Inc., a software company. From May 2000 until November 2001, he served as Chief Executive Officer of Health Language and from May 2000 until March 2002, he served as its Chairman. From November 1988 until March 1996, Mr. Srinivasan served as Senior Vice President, Finance and Chief Financial Officer of Cirrus Logic, Inc. From May 1984 until November 1988, Mr. Srinivasan served as Director of Internal Audits and subsequently as Corporate Controller of Intel Corporation. Mr. Srinivasan also serves on the board of directors of SiRF Technology Holdings, Inc and TranSwitch Corporation. Mr. Srinivasan holds a B.A. in commerce from Madras University, India and an M.B.A. from Case Western Reserve University.

Committees of the Board of Directors

Our Board of Directors has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his individual exercise of independent judgment with regard to the Company.

The Audit Committee is currently comprised of three directors: Sam Srinivasan (Chair), Douglas McBurnie and Dr. James Plummer. The Board annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards) and has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. The Board has determined that Mr. Srinivasan qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Srinivasan’s level of knowledge and experience based on a number of factors, including his formal education and his experience as a chief financial officer for a public reporting company.

Code of Ethics

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

REPORT OF THE COMPENSATION COMMITTEE

ON EXECUTIVE COMPENSATION

The following report has been submitted by the Compensation Committee of the Board of Directors:

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth below with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC.

COMPENSATION COMMITTEE:

Jack Saltich, Chair

Alden Chauvin, Jr.

Compensation Discussion and Analysis

This Compensation and Discussion Analysis section discusses the principles underlying our compensation policies and practices for our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers as of December 31, 2008 (our “named executive officers”). For purposes of this discussion, our named executive officers are:

Name	Title
Antonio Alvarez	President and Chief Executive Officer

Keunmyung (Ken) Lee	Executive Vice President and Chief Operating Officer

John Allen	Chief Financial Officer and Secretary

Eric Rosser	Former Executive Vice President of Sales

Kaichiu (Skip) Wong	Executive Vice President of Operations

The information in this section is intended to supplement, and should be read in conjunction with, the tables and quantitative compensation information that follows this section.

Compensation Overview

Historically, we designed, developed and marketed one line of products: mixed-signal display drivers for small panel displays. Beginning in 2007, we diversified our product portfolio to include a broader range of analog and mixed-signal semiconductor products for consumer electronic applications, including audio, LED driver, power management, and touch technology products. As macro economic conditions deteriorated in 2008, we began looking at strategic alternatives to restructure our operations and reduce our spending. As a result of these activities, in the first quarter of 2009 we sold assets related to our display driver, power management and audio products, and we significantly reduced our headcount.

Our compensation program for named executive officers is generally the same as for all of our employees. The goals of our executive compensation program are to (i) enable us to attract, retain and motivate top-notch employees, (ii) encourage the achievement of strategic corporate objectives, (iii) reward executive officers for extraordinary performance, and (iv) align compensation with our business objectives and the interests of our stockholders. As discussed in further detail below, our compensation program consists of, and is intended to strike a balance among, the following three principal components: base salary, cash bonuses based on performance, and long-term equity awards.

As part of our effort to control costs as we restructure our business and evaluate strategic alternatives, and in light of similar actions taken by other companies, we have reduced the 2009 salaries of many of our employees, including executive officers. The reduction in base salary for our executive officers is 10% and will take effect on April 1, 2009. No equity awards have been granted for 2009.

All of our executive officers serve on an at will employment basis and not for a fixed term.

Compensation Committee Process and Role of Executive Officers

The Compensation Committee acts on behalf of the Board of Directors in discharging the Board’s responsibilities with respect to overseeing the Company’s compensation policies, plans and programs. The Compensation Committee is currently comprised of independent directors Jack Saltich (chair) and Alden Chauvin. Byron Bynum also served on the Compensation Committee until his resignation from the Board in March 2009. The Compensation Committee reviews and determines the compensation of the Chief Executive Officer and other executive officers, with its determination with respect to the Chief Executive Officer being subject to approval by the entire Board. For executive compensation decisions, the Compensation Committee typically considers the recommendations of Mr. Alvarez, and Mr. Alvarez typically participates in the Compensation Committee’s deliberations about executive officer compensation matters as he best understands the strengths, weaknesses and value of the members of his management team. Mr. Alvarez does not participate, however, in the determination of his own compensation.

In setting the level of cash and equity compensation for our executive officers in 2008, the Compensation Committee considered various factors, including the performance of the Company and each executive; the uniqueness and relative importance of each executive’s skill set; the value of vested and unvested options held by each executive officer; the executive officer’s historical cash and equity compensation; and market data. The Compensation Committee has not adopted a set formula for the relative weight of these factors.

In determining both the cash and equity components of executive compensation, the Compensation Committee believes that it is important to consider the current practices of comparable, publicly-held companies to ensure that our executive compensation program as a whole is competitive and in line with industry standards. Accordingly, the Compensation Committee reviews data relating to compensation levels for comparable positions at similarly sized companies in the semiconductor industry. The Compensation Committee has not adopted formal benchmarking practices relative to its peer companies, but rather uses the comparable data as additional information in determining that our executive compensation is fair and reasonable. For 2005 and 2006, the Compensation Committee also engaged an outside compensation consultant to assist the Committee in its evaluation and determination of executive compensation.

We have used a peer group sample size of 20 companies to help ensure the data accurately represents the competitive market. The companies comprising our peer group for 2008 were:

Advanced Analogic Technologies Anadigics, Inc. Atheros Communications Inc. California Micro Devices Corp. Catalyst Semiconductor, Inc. Centillium Communications Inc. Cirrus Logic Inc.	Echelon Corporation Exar Corporation Genesis Microchip Inc. Ikanos Communications, Inc. IXYS Corporation Microtune, Inc. Monolithic Power Systems, Inc.	Pixelworks Inc. Quicklogic Corporation SigmaTel Inc. SiRF Technology Holdings Supertex Inc. Volterra Semiconductor Corp.

Elements of Compensation

Our compensation philosophy is designed to provide an executive compensation structure that is both competitive in the marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions. We seek to reward outstanding performance through financial incentives while aligning our financial results and the compensation paid to our executive officers with the enhancement of stockholder value. The principal components for the compensation of our named executive officers are:

•	base salary;

•	annual cash incentives (management bonus plan); and

•	long-term incentive awards (stock options and restricted stock awards).

Base Salary

Salaries of executive officers are principally based on the Compensation Committee’s evaluation of individual job performance, an assessment of the Company’s performance, consideration of salaries paid by the peer group companies to officers holding similar positions, and expectations about the officer’s future contributions to the Company. The Compensation Committee reviews salaries annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

The salaries of our named executive officers generally fall within the 50 – 60th percentile range relative to our peer companies. During 2008, the base salary for John Allen, who was appointed Chief Financial Officer in April 2007, was increased from $210,000 to $220,500, as his salary was substantially below that of similarly situated officers at our peer companies. Similarly, the salary of Eric Rosser, our former Executive Vice President of Sales was increased from $180,000 to $200,000 in conjunction with his promotion to the position of Executive Vice President of Sales.

As part of an effort to control expenses while implementing its diversification plan, the Company did not raise base salaries of the executive officers for 2007 or 2008, except as described above. In place of increases to base salaries, the Company awarded restricted stock units (“RSUs”) to employees in March 2007, including the named executive officers. The Company did not grant any RSUs to employees in 2008. As part of our effort to control costs as we restructure our business and evaluate strategic alternatives, we reduced the salaries of our executive officers by 10%, effective April 1, 2009.

Management Incentive Plan

Cash bonuses are used to focus our management team on achieving key corporate objectives, to motivate certain desired individual behaviors and to reward the substantial achievement of these corporate objectives and individual goals. Mr. Alvarez, with input from the management team, annually develops our corporate goals, which are reviewed and, subject to their input, approved by the Compensation Committee and the Board of Directors. Individual performance goals vary depending on the Company’s strategic plan initiatives and the responsibilities of the positions held by the executive officers. Under the management bonus plans, bonus payments may range from 0% (if minimum objectives are not achieved) to a maximum of 150% (if results exceed objectives) of the target bonus amount. The target bonus amount for each executive officer is based on a percentage of his base salary, based on the executive’s unique skill set and experience level, historical contributions and relative importance to the Company. In 2008, the target bonus amounts ranged from 80% of base salary for Mr. Alvarez to 60% for Dr. Lee and 50% for Mr. Allen and Mr. Rosser. Mr. Wong did not participate in the management bonus plan in 2008 as he was entitled to a cash payment in 2008 pursuant to his original offer of employment.

The target bonus for Mr. Alvarez was based 100% on the Company’s performance relative to the corporate goals. The target bonus for other executive officers is split into two separate components, one of which was based on the corporate goals and the second of which is based on individual performance criteria. The target bonuses for these executive officers are weighted so that 80% of the bonus was based on the Company’s corporate performance and 20% was based on individual performance criteria.

Under the 2008 Management Bonus Plan (the “2008 Bonus Plan”), the corporate goals for each executive officer were based on the following corporate goals: the Company’s financial results and creating growth and value in each of the Company’s product lines, as follows:

Component	Percentage of Corporate Goals
Financial Results • Revenue • Gross Margin • Operating income	25%

Creating Growth and Value in Product Lines

• Develop innovative technology		Display Driver products (20%)
• Generate design wins and grow customer evaluation pipeline • New product introductions • Discretionary component	75% {	Audio products (20%) LED/Power Management products (20%) Touch Technology products (15%)

The Company did not pay any bonuses under the 2008 Bonus Plan as the minimum financial objectives were not achieved by the Company in 2008. The Company has not yet implemented a management bonus structure for 2009 as the Company continues to restructure its operations and review strategic alternatives.

Long-Term Equity Incentive Awards

Our 2004 Equity Incentive Plan provides for the issuance of options to employees, including executive officers, to purchase shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. The Compensation Committee believes that stock options continue to be the most effective equity-based tool to motivate our executive officers to aggressively pursue our long-term strategic goals because options only have value if our stock price increases over time.

The Compensation Committee generally approves the grant of stock options to executive officers at the time of hire and annually at its regular meeting in the first quarter of the year. Generally, stock options have vested over a four-year period, to encourage executive officers to continue their employment, and typically have a term of six years. In determining the size of option grants to executive officers, the Compensation Committee considers the number of shares of our common stock subject to outstanding options, including exercise prices, already owned by each executive and the executive management team as a whole, the value of the executive to the Company, and comparative data for our peer group.

In March 2008, the Compensation Committee approved a budget of 600,000 shares to be granted to the Company’s fourteen management employees. This management option budget represented approximately 1.7% of the Company’s outstanding shares plus outstanding stock options as of December 31, 2007, which was determined by the Compensation Committee to be fair and reasonable in light of the freeze on base salaries, the importance of retaining the employment of the management team during the Company’s transitional phase, the Company’s focus on increasing long-term shareholder value, and the market practices in our peer group. The Compensation Committee also considered the fact that the exercise prices of most of the options previously granted to members of the management team were substantially higher than the then current market price of the Company’s common stock. The actual size of each stock option grant allocated among the Company’s officers (other than to Mr. Alvarez), was based on the relative performance and responsibilities of each such officer, as determined by the Committee based on feedback from Mr. Alvarez. The option grant for Mr. Alvarez was determined solely at the discretion of the Compensation Committee.

The following table reflects the number of shares of common stock subject to option grants awarded to the named executive officers during 2008:

Name	Options
Antonio Alvarez	150,000
Ken Lee	50,000
John Allen	35,000
Eric Rosser	65,000
Skip Wong	25,000

In March 2007, the Company awarded restricted stock units (“RSUs”) to employees, including the named executive officers, in lieu of raising salaries. The size of these RSU grants were 10% – 15% of the executive’s base salary for 2007 and 2008, based on the value of our common stock at the time the RSUs were awarded. One-half of the shares subject to these RSUs vested in February 2008, and the remaining half vested in February 2009. The Company has not awarded any additional RSUs to executive officers.

The Company has not granted any equity awards to named executive officers for 2009.

Employee Stock Purchase Program

The Company has also offered employees, including executive officers, the opportunity to participate in the Company’s Employee Stock Purchase Program (“ESPP”). Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the twelve-month offering period or the last day of the purchase period, whichever is lower. The maximum number of shares that can be purchased by an employee in a purchase period is 2,500 shares. Two of the named executive officers participated in the ESPP in 2008. The Company has temporarily suspended operation of the ESPP program while it restructures its operations and reviews strategic alternatives.

Change of Control Severance Benefit Plan

Our Change of Control Severance Benefit Plan, in which all of our executive officers participate, was adopted in 2006 in order to consolidate our prior change in control and severance benefits with individual executives into a single uniform double-trigger plan for executive officers, to maintain the competitiveness of our executive compensation program and to remove an executive’s potential personal bias against a takeover attempt. A description of this plan is included below under the heading “Potential Payments Upon Termination or Change of Control.”

Other Benefits

We have a 401(k) plan in which all of our U.S.-based employees are entitled to participate, including U.S.-based named executive officers. Employees contribute their own funds, as salary deductions, on a pre-tax basis. The Company does not match any employee contributions into the 401(k) plan. The Company provides group term life insurance, as well as health care, dental and vision benefits, to all full-time employees, including the named executive officers. The Company may in the future also provide additional statutory benefits to executive officers located in foreign countries as required by applicable law.

Compensation for the Chief Executive Officer

Mr. Alvarez joined the Company as its President and Chief Executive Officer in November 2005. In connection with his employment, Mr. Alvarez received a base salary of $350,000 and was granted a stock option to purchase 750,000 shares of the Company’s common stock, vesting over a period of four years. The option was granted at an exercise price of $5.54 per share. As a result of the Company’s decision not to raise salaries for members of the management team, Mr. Alvarez’s annual base salary remained $350,000 through 2008. Effective April 1, 2009, Mr. Alvarez’s base salary will be reduced by 10% to $315,000.

Mr. Alvarez has not received a bonus based on the Company’s failure to achieve corporate objectives under the Management Bonus Plans for 2006 through 2008. The Company has not yet implemented a management bonus structure for 2009 as the Company continues to restructure its operations and review strategic alternatives.

In consideration of his experience, his leadership value to the Company, the value of his existing options, as well as equity positions of other Company executives and chief executive officers at peer companies, the Compensation Committee awarded Mr. Alvarez option grants to purchase 150,000 shares of common stock in each of March 2007 and March 2008. The exercise prices of these option grants are $4.01 and $1.91, respectively. These options vest in monthly installments over four-year periods beginning on the date of grant. The Company has not granted any equity awards for 2009 to Mr. Alvarez or other members of the management team.

Accounting and Tax Considerations

Effective January 1, 2006, we adopted the fair value provisions of Financial Accounting Standards Board Statement No. 123(R) (revised 2004), “Share-Based Payment,” (or “FAS 123R”). Under FAS 123R, we are required to estimate and record an expense for each award of equity compensation (including stock options and restricted stock units) over the vesting period of the award. The Compensation Committee has determined to retain for the foreseeable future our stock option program as the primary component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to FAS 123R.

Conclusion

It is the opinion of the Compensation Committee that the aforementioned compensation policies and elements provide the necessary incentives to properly align our performance and the interests of our stockholders while maintaining progressive, balanced and competitive executive compensation practices that enable us to attract and retain the highest caliber of executives.

The following table shows compensation awarded or paid to, or earned by, each individual who served as the Company’s principal executive officer and principal accounting officer during the 2008 fiscal year and its other three most highly compensated executive officers at December 31, 2008 whose total annual compensation for fiscal 2008 exceeded $100,000 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Antonio Alvarez,	2008	350,000	—	17,002	434,895	4,794		806,691
President and Chief Executive Officer	2007	350,000	—	14,698	596,048	707		961,453
	2006	350,000	—	—	913,084	552		1,263,636

Ken Lee,	2008	260,000	—	12,662	144,489	39,903	(3)	457,054
Executive Vice President and Chief Technical Officer	2007	260,000	—	10,946	163,694	3,045		437,684
	2006	263,141	15,600	—	168,525	2,560		449,826

John Allen,	2008	217,875	—	14,592	74,931	3,694		311,092
Chief Financial Officer and Secretary	2007	206,859	—	12,655	92,150	283		311,946
	2006	195,833	8,641	—	125,206	240		329,920

Skip Wong,	2008	220,000	100,000	—	35,722	3,468		359,190
Executive Vice President of Operations (4)	2007	55,000	15,000	—	4,935	1,578		76,513

Eric Rosser,	2008	195,547	—	—	33,842	114,837	(6)	344,226
Former Executive Vice President of Sales (5)	2007	55,269	—	—	5,686	27,361		88,316

(1)	Amounts shown in these columns reflect the compensation expense that we recognized in fiscal 2008 for all outstanding option and restricted stock unit awards held by the executive as determined pursuant to Statement of Financial Accounting Standards No. 123(R), excluding any estimate of future forfeitures (“FAS 123R”). The assumptions used to calculate the value of option awards are set forth in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. There can be no assurance that the options will ever be exercised (in which case no value will actually be realized by the executive officer) or that the value on exercise of an option or vesting of the stock awards will be equal to the FAS 123R value shown in these columns.
(2)	Represents term life insurance premiums and employer contribution to executive’s health savings account, or, in the case of Ken Lee, cash benefits related to our health benefit plans.
(3)	Includes a cash payout of 333 hours of Dr. Lee’s pre-IPO accrued paid time off or vacation time.
(4)	Mr. Wong joined the Company in October 2007.
(5)	Mr. Rosser joined the Company in September 2007 and his employment terminated effective December 31, 2008.
(6)	Includes $23,139 for sales commission, $41,667 for housing costs, and $50,031 in severance payment.

Stock Option Grants and Exercises

The following tables show for the fiscal year ended December 31, 2008, certain information regarding options granted to and held at year end by, the named executive officers:

GRANTS OF PLAN BASED AWARDS

						All Option Awards: Number of Securities Underlying Options (#) (2)		Exercise or Base Price of Option Awards ($ / Sh) (3)	Grant Date Fair Value ($ / Sh) (4)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)
Antonio Alvarez	3/6/08	3/6/08	0	280,000	420,000
	3/6/08	3/6/08				150,000		$1.91	$0.77

Ken Lee	3/6/08	3/6/08	0	156,000	234,000
	3/6/08	3/6/08				50,000		$1.91	$0.77

John Allen	3/6/08	3/6/08	0	110,250	165,375
	3/6/08	3/6/08				35,000		$1.91	$0.77

Eric Rosser	3/6/08	3/6/08	0	120,000	180,000
	3/6/08	3/6/08				65,000	(5)	$1.91	$0.77

Skip Wong (6)	3/6/08	3/6/08				25,000		$1.91	$0.77

(1)	These amounts reflect the threshold, target and maximum awards assigned to our named executive officers under our 2008 Management Bonus Plan. The Company did not pay any bonuses under the 2008 Management Bonus Plan as minimum financial objectives were not achieved by the Company in 2008. For a description of the potential bonuses for named executive officers under our compensation program, see “Compensation Discussion and Analysis” above.
(2)	Options were granted under our 2004 Equity Incentive Plan. The options expire 6 years from the date of grant or earlier upon termination of service. All of the options vest in 48 equal monthly installments beginning on the first monthly anniversary of the grant date. Vesting for all of the options listed in the table is subject to acceleration as described under the caption “Potential Payments upon Termination or Change-In-Control” below.
(3)	The exercise price of each of the option grants listed in the table was equal to or higher than the fair market value of our common stock on the date of grant (based on the closing price of our common stock on the Nasdaq Global Market on the date of grant).
(4)	The value of the option awards is based on the fair value as of the grant date of the award calculated in accordance with FAS 123R, excluding any estimate of future forfeitures. There can be no assurance that the options will ever be exercised (in which case no value will actually be realized by the executive) or that the value on exercise will be equal to the FAS 123R value shown in this column. Similarly, there can be no assurance that the value of the RSUs at the time of vesting will be equal to the FAS 123R value shown in this column.
(5)	Mr. Rosser’s option grant expires on March 31, 2009, following his termination of employment with the Company effective December 31, 2008.
(6)	Mr. Wong did not participate in the 2008 Management Bonus Plan as he was entitled to a cash payment in 2008 as part of his original offer of employment.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards held at year end by the named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Name	Exercisable		Unexercisable
Antonio Alvarez	578,125	(3)	171,875	5.54	11/29/2011
						4,375	1,444
	65,625	(4)	84,375	4.01	3/9/2013
	28,120	(4)	121,880	1.91	3/9/2014

Ken Lee	150,000	(5)	0	0.24	8/12/2012
	60,000	(6)	0	0.33	12/5/2013
	37,500	(4)	2,500	6.64	3/1/2011
	85,937	(4)	39,063	5.36	3/15/2012
						3,250	1,073
	32,812	(4)	42,188	4.01	3/9/2013
	9,373	(4)	40,627	1.91	3/9/2014

John Allen	57,500	(7)	0	0.50	1/12/2014
	11,625	(4)	775	6.64	3/1/2011
	6,187	(4)	2,813	5.36	3/2/2012
	17,187	(4)	7,813	5.20	3/15/2012
						3,750	1,238
	31,250	(4)	43,750	3.57	4/20/2013
	6,561	(4)	28,439	1.91	3/9/2014

Eric Rosser	20,312	(3)(8)	44,688	3.23	9/24/2013
	12,185	(4)(8)	52,815	1.91	3/9/2014

Skip Wong	29,166	(3)	70,834	2.98	10/31/2013
	4,686	(4)	20,314	1.91	3/9/2014

(1)	In March 2007, the Company awarded restricted stock units (“RSUs”) to employees, including executive officers. One-half of the shares subject to these RSUs vested in February 2008, and the remaining half vested in February 2009.
(2)	The market value of the unvested RSUs is calculated by multiplying the closing price of our common stock on the Nasdaq Global Market on December 31, 2008 ($0.33) by the number of unvested shares subject to each executive’s RSU.
(3)

The option vests as to 1/4 of the original number of shares subject to the option on the one-year anniversary of the vesting commencement date and thereafter as to 1/48th of the original number of shares subject to the option on each monthly anniversary of the vesting commencement date.

(4)	The option vests as to 1/48th of the original number of shares subject to the option on each monthly anniversary of the grant commencement date.
(5)	The option became exercisable on August 12, 2002, the date of grant. The shares underlying the option were subject to a right of repurchase that lapsed in August 2006.
(6)	The option became exercisable on December 5, 2003, the date of grant. The shares underlying the option were subject to a right of repurchase that lapsed in December 2007.
(7)	The option became exercisable on January 12, 2004, the date of grant. The shares underlying the option are subject to a right of repurchase that lapsed in January 2008.
(8)	The option will expire on March 31, 2009.

OPTION EXERCISES IN FISCAL 2008

There were no options exercised by named executive officers in the fiscal year ended December 31, 2008.

Potential Payments upon Termination or Change-In-Control

In June 2006, the Board, upon recommendation of the Compensation Committee, adopted a Change in Control and Severance Benefit Plan that provides for certain severance benefits to our officers in connection with specified termination events. Eligible plan participants include each of the named executive officers.

If, within 12 months following a change in control, a named executive officer’s employment terminates due to an involuntary termination without cause or a constructive termination, then the named executive officer would be entitled to the following benefits under the plan:

(a)	a cash payment equal to the sum of the named executive officer’s base salary and target bonus for (i) 12 months for named executive officers (other than the Chief Executive Officer) and (ii) 24 months for the Chief Executive Officer;

(b)	the vesting of up to all of the Named Executive Officer’s options will accelerate in full and any reacquisition or repurchase rights held by us in respect of common stock issued or issuable pursuant to any stock awards granted under our 2004 Equity Incentive Plan will lapse; and

(c)	payment of COBRA premiums for any health, dental, or vision plan sponsored by the Company for a period of up to (i) 12 months for named executive officers (other than the Chief Executive Officer) and (ii) 24 months for the Chief Executive Officer.

In addition, for the Chief Executive Officer, Chief Financial Officer and other Executive Vice Presidents, if any of the severance benefits payable under the plan would constitute a “parachute payment” subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will pay the excise tax associated with such severance benefits on behalf of such officers. For other executive officers, if any of the severance benefits payable under the plan would constitute a “parachute payment” subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the officer may receive a reduced amount of the affected severance benefits (the plan does not provide for the gross up of any excise taxes imposed by Section 4999 of the Internal Revenue Code).

The following table describes the potential severance payments and benefits under our Change in Control and Severance Benefit Plan to which the named executive officers would be entitled in connection with specified termination events, as if such named executive officers’ employment terminated as of December 31, 2008, the last day of our last fiscal year. There are no other agreements, arrangements or plans that entitle any named executive officers to any additional severance, perquisites or other enhanced benefits upon termination of employment.

Potential Payments Upon Termination or Change of Control

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination Following a Change in Control Payment ($)	Involuntary Termination Without Cause or Constructive Termination Without a Change in Control Payment ($)
Antonio Alvarez	Base Salary	700,000	350,000
	Bonus (1)	560,000	280,000
	Vesting Acceleration (2)	—	—
	COBRA Premiums	25,681	12,841
Total		1,285,681	642,841

Ken Lee	Base Salary	260,000	—
	Bonus (1)	156,000	—
	Vesting Acceleration (2)	—	—
	COBRA Premiums	20,677	—
Total		436,677	—

John Allen	Base Salary	220,500	55,125
	Bonus (1)	110,250	—
	Vesting Acceleration (2)	—	—
	COBRA Premiums	10,488	3,096
Total		343,135	58,221

Skip Wong	Base Salary	110,000	—
	Bonus (1)	—	—
	Vesting Acceleration (2)	—	—
	COBRA Premiums	6,192	—
Total		116,192	—

(1)	Represents target bonuses payable to each executive officer under the 2008 Management Bonus Plan.
(2)	Represents the aggregate value of the accelerated vesting of the executive officer’s unvested stock options. This value was calculated by multiplying (i) the difference between the fair market value of our common stock on December 31, 2003 ($0.33) and the applicable option exercise price, by (ii) the assumed number of option shares vesting on an accelerated basis on December 31, 2008.

Director Compensation Table

The following table shows compensation information for our non-employee directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Jack Saltich	37,500	39,082	76,582

Byron Bynum(3)	33,500	27,810	61,310

Alden Chauvin, Jr.	36,000	23,422	59,422

Kenneth Goldman (4)	30,000	17,629	57,629

Douglas McBurnie	40,000	28,468	68,468

James Plummer	35,000	12,727	47,727

Sam Srinivasan (5)	11,667	1,165	12,832

I-Wei Wu (6)	27,083	7,609	34,692

(1)	Amounts shown in this column reflect the compensation expense that we recognized in fiscal 2008 for all outstanding option awards held by the individual as determined pursuant to Statement of Financial Accounting Standards No. 123(R), excluding any estimate of future forfeitures (“FAS 123R”). The assumptions used to calculate the value of option awards are set forth in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. There can be no assurance that the options will ever be exercised (in which case no value will actually be realized by the director) or that the value on exercise will be equal to the FAS 123R value shown in this column.
(2)	The table below sets forth the aggregate number of shares of common stock, including vested and unvested shares, subject to option awards held by our non-employee directors as of December 31, 2008:

Name	Option Awards
Jack Saltich	63,333

Byron Bynum (3)	55,000

Alden Chauvin, Jr.	51,666

Sam Srinivasan	40,000

Douglas McBurnie	65,000

James Plummer	187,500

I-Wei Wu (6)	42,500
(3)	Mr. Bynum voluntarily resigned from the Board in March 2009.
(4)	Mr Goldman voluntarily resigned from the Board in September 2008.
(5)	Mr. Srinivasan was appointed to the Board in September 2008.
(6)	Dr. Wu was appointed to the Board in March 2008, and he voluntarily resigned from the Board in March 2009.

Narrative of Director Compensation

Under our cash compensation plan for non-employee directors, we pay each non-employee director an annual retainer of $30,000. The Chairman of the Audit Committee receives an additional $10,000 and each member of the Audit Committee is paid an additional $5,000 for serving on the committee. The Chairman of the Compensation Committee receives an additional $7,000 and each member of the Compensation Committee is paid an additional $3,500 for serving on the committee. The Chairman of the Nominating and Corporate Governance Committee receives an additional $5,000 and each member of the Nominating and Corporate Governance Committee is paid an additional $2,500 for serving on the committee.

Each non-employee director also receives stock option grants under the Company’s 2004 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company or an affiliate (as defined in the Internal Revenue Code) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986. Prior to the Company’s initial public offering in June 2004, non-employee directors of the Company were also granted options under the Company’s 2004 Equity Incentive Plan and the Company’s 2000 Stock Incentive Plan. The exercise price of such grants was equal to the fair market value of our common stock on the date of the option grant.

Option grants under the Directors’ Plan are non-discretionary. Under the Directors’ Plan, each non-employee director is automatically granted, without further action by the Board, an option to purchase 40,000 shares of our common stock upon his or her initial election or appointment to the Board. In addition, on the day following each annual meeting of stockholders, each non-employee director is automatically granted an annual grant to purchase 10,000 shares of our common stock; provided, however, that the first annual grant to any non-employee director shall be increased or decreased to a number calculated by multiplying (x) a fraction, the numerator of which shall be the full number of months since the date such non-employee director became a member of the Board and the denominator of which shall be 12, by (y) 10,000. No other options may be granted at any time under the Directors’ Plan. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock subject to the option on the date of the option grant (based on the closing price of our common stock on the Nasdaq Global Market on the last trading day prior to the date of grant). In the first quarter of 2009, the Board has suspended the non-discretionary annual grants made to non-employee directors under the Director’s Plan.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board currently consists of Jack Saltich and Alden Chauvin. Byron Bynum also served on the Compensation Committee until his resignation from the Board in March 2009. No member of our Compensation Committee, and none of our executive officers, has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 1, 2009 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all named executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total (%)
Directors and Executive Officers

Antonio Alvarez (2)	888,121	2.9

Keunmyung (“Ken”) Lee (3)	1,594,230	5.3

John Allen (4)	175,064	*

Eric Rosser (5)	2,500	*

Kaichiu (“Skip”) Wong (6)	46,770	*

Byron Bynum (7)	37,499	*

Alden Chauvin (8)	30,832	*

Douglas McBurnie (9)	56,666	*

James Plummer (10)	185,833	*

Jack Saltich (11)	74,166	*

Sam Srinivasan (12)	5,833	*

I-Wei Wu (13)	12,916	*

All executive officers and directors as a group (12 persons) (14)	3,285,895	9.9

5% Stockholders

Dialectic Capital Management, LLC (15)	3,019,063	10.2
153 East 53rd Street, 29th Floor
New York, NY 10022

Firelake Strategic Technology Fund, LP (16)	2,100,000	7.1
575 High Street, Suite 330
Palo Alto, CA 94301

Kettle Hill Capital Management, LLC (17)	3,877,631	13.0
101 Park avenue, 23rd Floor
New York, NY 10178

Renaissance Technologies LLC (18)	2,220,300	7.5
800 Third Avenue
New York, NY 10022

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,662,816 shares outstanding on March 1, 2009, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the individuals and entities listed is c/o Leadis Technology, Inc., 800 W. California Avenue, Suite 200, Sunnyvale, California 94086.

(2)	Includes 759,371 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009, and 8,750 issuable pursuant to a restricted stock unit award issued in September 2007.
(3)	Includes 300,000 shares held by Keunmyung Lee and Buyong Lee, or successors in trust, under the Edina Yerim-Holly Trust dated 11/26/03 (the “Yerim-Holly Trust”), of which Dr. Lee is a co-trustee and 891,500 shares held by Keunmyung Lee and Buyong Lee, Trustees, Keunmyung Lee and Buyong Lee Living Trust dated 11/2/00. Dr. Lee disclaims beneficial ownership of the shares held by the Yerim-Holly Trust except to the extent of his pecuniary interest therein. Also includes 398,956 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(4)	Includes 143,085 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(5)	Mr. Rosser’s employment with the Company terminated effective December 31, 2008.
(6)	Includes 44,270 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(7)	Includes 37,499 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009. Mr. Bynum resigned from the Board in March 2009.
(8)	Includes 30,832 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(9)	Includes 56,666 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(10)	Includes 185,833 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(11)	Includes 54,166 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(12)	Includes 5,833 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009.
(13)	Includes 12,916 shares issuable upon exercise of outstanding options exercisable within 60 days after March 1, 2009. Dr. Wu resigned from the Board in March 2009.
(14)	Includes 1,729,427 shares issuable upon exercise of stock options held by all executive officers and directors currently exercisable or exercisable within 60 days after March 1, 2009. See footnotes (2) through (13) above.
(15)	As reported in a Schedule 13D filed with the Securities and Exchange Commission on October 24, 2008 by Dialectic Capital Management, LLC.
(16)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2009 by Firelake Strategic Technology Fund, L.P.
(17)	As reported in a Form 4 filed with the Securities and Exchange Commission on January 16, 2009 by Kettle Hill Capital Management, LLC.
(18)	As reported in a Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2009 by Renaissance Technologies LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Under its Audit Committee Charter, the Audit Committee of our Board of Directors is required to review and approve all related person transactions. Other than the Audit Committee Charter, our Board of Directors has not adopted a separate written policy for the review and approval or ratification of related person transactions.

Employment Agreements

We have entered into employment agreements and change in control severance agreements with our executive officers. For more information regarding these agreements, see “Employment, Severance and Change of Control Agreements,” above.

Director and Officer Indemnification

We have entered into indemnity agreements with our officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Investor Rights Agreement

We and certain of our stockholders entered into an agreement prior to our initial public offering pursuant to which these and other stockholders will have registration rights with respect to their shares of common stock. If we propose to register any of our securities under the Securities Act of 1933 either for our own account or for the accounts of other security holders, subject to certain conditions and limitations, the holders of registration rights will be entitled to include their shares of common stock in the registered offering. In addition, holders of registration rights may require us on not more than two occasions to file a registration statement under the Securities Act of 1933 with respect to their shares of common stock. Further, the holders of registration rights may require us to register their shares on Form S-3 if we are eligible to use this form. These rights terminate on the earlier of June 16, 2009 or, with respect to an individual holder, when such holder is able to sell all its shares pursuant to Rule 144 under the Securities Act in any three-month period. These registration rights are subject to conditions and limitations, including the right of the underwriters to limit the number of shares of our common stock included in the registration statement.

We believe that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by a majority of our Board, including a majority of independent and disinterested directors in these transactions.

EQUITY COMPENSATION PLAN INFORMATION

We have four stockholder-approved equity compensation plans: the 2000 Stock Incentive Plan, the 2004 Equity Incentive Plan, the 2004 Non-Employee Directors’ Stock Option Plan, and the 2004 Employee Stock Purchase Plan. We do not have any equity compensation plans that have not been approved by our security holders. The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,420,957	$3.42	5,662,710	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	7,420,957	$3.42	5,662,710	(2)

(1)	Represents the weighted average exercise price of outstanding stock options only.
(2)	The number of shares of common stock reserved for issuance under the 2004 Employee Stock Purchase Plan (“ESPP”) automatically increases on December 31 of each year by 1.5% of the number of fully-diluted shares of common stock outstanding on such date. However, the Board has the authority under each of these plans to designate a smaller number of shares by which the authorized number of shares will be increased on such dates. In 2005 through 2008, the Board resolved that there would be no automatic increase to the ESPP for such years due to sufficient reserves already existing under the plan. The number of shares of common stock reserved for issuance under the 2004 Equity Incentive Plan automatically increases on December 31 of each year by 5% of the number of fully-diluted shares of common stock outstanding on such date. The number of shares of common stock that may be issued under the 2004 Non-Employee Directors’ Stock Option Plan is automatically increased on December 31 of each year by the number of shares of common stock subject to options granted during the prior calendar year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2008 and 2007, by PricewaterhouseCoopers LLP, the Company’s principal accountant.

	Fiscal Year Ended December 31
	2008	2007
Audit Fees	$603,000	$846,000
Tax Fees	15,000	12,000
All Other Fees	2,000	2,000

Total Fees	$620,000	$860,000

The Audit fees were for professional services provided in connection with the audits of our year-end consolidated financial statements, statutory audits and in 2007 included the audit of management’s report on the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Tax fees were for assistance with the preparation of our tax returns and for tax consulting services.

All Other fees for the years ended December 31, 2008 and 2007 were for annual licenses of accounting related technology tools.

All fees described above were approved by the Audit Committee. The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

2. Exhibits:

Exhibit No.	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (11)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4†	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.7†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.8†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (12)

10.9	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (4)

10.10	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited—Mobile Display Systems, dated December 15, 2004. (4)

10.11†	Employment Agreement with Antonio R. Alvarez dated November 28, 2005. (5)

10.12†	Registrant’s Non-Employee Director Cash Compensation Policy. (6)

Exhibit No.	Description of Document
10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006. (8)

10.14†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives. (7)

10.15†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (9)

10.16	First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007. (10)

10.17†	Registrant’s 2008 Management Bonus Plan. (13)

21.1	Subsidiaries of the Registrant. (14)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (14)

24.1	Power of Attorney (see signature page).

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (14)(15)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (14)(15)

†	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(9)	Form 10-K for year ended December 31, 2006.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2007.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2008.
(14)	Filed herewith.
(15)	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Leadis Technology, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 31st day of March 2009.

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

Signature	Title	Date

/s/ ANTONIO R. ALVAREZ Antonio R. Alvarez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ JOHN K. ALLEN John K. Allen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2009

/s/ KEUNMYUNG LEE Keunmyung Lee	Executive Vice President, Chief Operating Officer and Director	March 31, 2009

/s/ ALDEN CHAUVIN, DR. Alden Chauvin	Director	March 31, 2009

/s/ SAM SRINIVASAN Sam Srinivasan	Director	March 31, 2009

/s/ DOUG MCBURNIE Doug McBurnie	Director	March 31, 2009

/s/ JAMES PLUMMER James Plummer	Director	March 31, 2009

/s/ JACK SALTICH Jack Saltich	Director	March 31, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (11)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Certificate for Registrant’s common stock. (2)

4.3	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among the Registrant and certain holders of the Registrant’s capital stock. (1)

10.1†	Registrant’s 2000 Stock Incentive Plan and forms of related agreements. (1)

10.2†	Registrant’s 2004 Equity Incentive Plan and form of related agreement. (1)

10.3†	Registrant’s 2004 Non-Employee Directors’ Stock Option Plan and form of related agreement. (1)

10.4†	Registrant’s 2004 Employee Stock Purchase Plan. (1)

10.5†	Form of Indemnity Agreement entered into between the Registrant and certain of its officers and directors. (1)

10.6†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Equity Incentive Plan. (3)

10.7†	Form of Stock Option Grant Notice under the Leadis Technology, Inc. 2004 Non-Employee Directors’ Stock Option Plan. (3)

10.8†	Form of offering document under the Leadis Technology, Inc. 2004 Employee Stock Purchase Plan. (12)

10.9	Lease by and between the Registrant and Sunnyvale Business Park, dated as of December 23, 2004. (4)

10.10	Framework Agreement by and between Leadis International Limited and Philips Electronics Hong Kong Limited—Mobile Display Systems, dated December 15, 2004. (4)

10.11†	Employment Agreement with Antonio R. Alvarez dated November 28, 2005. (5)

10.12†	Registrant’s Non-Employee Director Cash Compensation Policy. (6)

10.13	Lease Contract by and between the Korea Institute of Design Promotion and Leadis Technology Korea, Inc., dated as of June 30, 2006. (8)

10.14†	Form of Change of Control Plans for Chief Executive Officer, Class I Executives and Class II Executives. (7)

10.15†	Forms of Phantom Stock Award Grant Notice and Phantom Stock Award Agreement under the Leadis Technology, Inc. 2004 Equity Incentive Plan (9)

10.16	First Amendment to Lease Agreement between Leadis Technology, Inc. and Sunnyvale Business Park I, LLC, dated July 30, 2007. (10)

10.17†	Registrant’s 2008 Management Bonus Plan (13)

21.1	Subsidiaries of the Registrant. (14)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. (14)

24.1	Power of Attorney (see signature page).

Exhibit No.	Description of Document
31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002. (14)

†	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-113880) filed on March 24, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-113880) filed on June 14, 2004.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2005.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2005.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 14, 2006.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(9)	Form 10-K for year ended December 31, 2006.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 12, 2007.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2008.
(14)	Filed herewith.