Form 10-Q
period 2009-03-31
LEADIS TECHNOLOGY INC
filed 2009-05-15
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 30, 2009, 29,713,841 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$19,781	$21,642
Short-term investments	5,316	7,726
Trade accounts receivable, net	1,830	1,936
Inventories	1,123	2,673
Income taxes receivable and deferred tax assets	381	326
Restricted cash	—	1,775
Receivable from sales of assets and technology	3,311	—
Prepaid expenses and other current assets	1,504	1,233

Total current assets	33,246	37,311
Property and equipment, net	982	2,440
Long term investments	1,020	1,620
Other assets	1,395	1,398

Total assets	$36,643	$42,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826	$2,257
Income taxes payable and deferred tax liabilities	601	323
Deferred margin	89	697
Other accrued liabilities	1,644	4,479

Total current liabilities	3,160	7,756
Income taxes payable and deferred tax liabilities	1,681	1,659
Other noncurrent liabilities	583	441

Total liabilities	5,424	9,856

Contingencies (Note 9)
Stockholders’ equity:
Additional paid-in capital	111,295	110,946
Accumulated other comprehensive income	(88)	(806)
Accumulated deficit	(79,988)	(77,227)

Total stockholders’ equity	31,219	32,913

Total liabilities and stockholders’ equity	$36,643	$42,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$2,022	$5,607
Cost of sales	1,762	5,609

Gross profit (loss)	260	(2)

Operating expenses:
Research and development	2,290	5,333
Selling, general and administrative	2,651	4,699
Amortization of intangible assets	—	848

Total operating expenses	4,941	10,880
Net gain on sales of assets and technology	(1,691)	—

Operating loss	(2,990)	(10,882)
Interest and other income, net	264	798

Loss before income taxes	(2,726)	(10,084)
Provision for (benefit from) income taxes	35	(10)

Net loss	$(2,761)	$(10,074)

Basic and diluted net loss per share	$(0.09)	$(0.35)

Weighted-average number of shares used in computing basic and diluted per share amounts	29,528	29,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,761)	$(10,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228	472
Amortization of intangible assets	—	848
Net gain on sales of assets and technology	(1,691)	—
Gain on sale of auction rate security	(270)	—
Provision for excess and obsolete inventory	74	683
Deferred tax provision (benefit)	22	(296)
Stock-based compensation	429	725
Changes in assets and liabilities:
Trade accounts receivable	122	448
Inventories	1,018	(179)
Income taxes receivable	1	(254)
Prepaid expenses and other assets	(630)	(1,038)
Accounts payable	(811)	796
Accrued liabilities	(3,251)	(2,914)
Income taxes payable	(34)	209
Deferred margin	(107)	297

Net cash used in operations	(7,661)	(10,277)

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	3,270	27,300
Purchases of available-for-sale securities	(1)	(11,456)
Proceeds from sales of assets and technology, net of cash sold and transaction costs	827	—
Purchase of property and equipment	(12)	(105)
Change in restricted cash	1,775	90

Net cash provided by investing activities	5,859	15,829

Cash flows from financing activities:
Proceeds from issuances of common stock	24	154
Retirement of restricted stock awards	(107)	—
Installment payments on acquisition of software licenses	—	(68)

Net cash provided by (used in) financing activities	(83)	86

Effect of exchange rate changes on cash and cash equivalents	24	(133)

Net decrease in cash and cash equivalents	(1,861)	5,505
Cash and cash equivalents at beginning of period	21,642	33,945

Cash and cash equivalents at end of period	$19,781	$39,450

Supplemental disclosure:
Receivable from sales of assets and technology	$3,311	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our business to include audio, LED driver, power management and touch controller products. In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the first quarter of 2009, we sold assets and technology, as described more fully below, that narrowed our product design and marketing efforts to touch controllers and LED drivers. We continue to generate most of our revenue from legacy display driver products and expect these products to provide the majority of our revenue throughout 2009.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we received $2.0 million in cash in February 2009 and $0.3 million is due in the third quarter of 2009. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we were paid $1.45 million in cash, all of which was received in March 2009.

The net impact of actions to date is that we have reduced our headcount greater than 50% from the levels in the third quarter of 2008, while focusing our resources on development of capacitive touch controllers and LED drivers. We continue to invest in and develop these businesses while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the three months ended March 31, 2009, our revenue declined to $2.0 million and we had a net loss of $2.8 million. At March 31, 2009, we had an accumulated deficit of $80.0 million and cash, cash equivalents and short-term investments totaling $25.1 million.

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

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 000-50770) filed with the SEC on March 31, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited financial statements as of and for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Foreign currency translation

In January 2009, as part of the sale of our display driver business to AsTEK, Inc., a privately-held company located in Korea, we sold our Korean R&D subsidiary. Prior to the sale, our Korean subsidiary used its local currency as its functional currency. Most of our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations were translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation were reported within “Accumulated other comprehensive income (loss).” In conjunction with the sale of our Korean R&D subsidiary, the related accumulated translation losses of approximately $0.8 million were included in the “Net gain on sales of assets and technology” in the condensed consolidated statement of operations for the first quarter of 2009. Foreign currency remeasurement gains and losses are included as a component of “Interest and other income, net” in our condensed consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(2,761)	$(10,074)

Denominator:
Weighted-average common shares outstanding	29,528	29,016
Less: Weighted-average unvested common shares subject to repurchase	—	(1)

Total shares, basic	29,528	29,015
Effect of dilutive securities:
Stock options	—	—
Restricted stock units and unvested shares subject to repurchase	—	—

Total shares, diluted	29,528	29,015

Net loss per share, basic and diluted	$(0.09)	$(0.35)

The following outstanding common stock options and unvested shares subject to repurchase were excluded from the computation of diluted net loss per share as they had an antidilutive effect (in thousands):

	As of March 31,
	2009	2008
Stock options	5,110	7,579
Restricted stock units and unvested shares subject to repurchase	338	89

Comprehensive loss, net of tax

The components of our comprehensive loss, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss, as reported	$(2,761)	$(10,074)
Foreign currency translation adjustment	(41)	(494)
Unrealized gain (loss) on available for sale securities	(11)	(201)

Comprehensive loss	$(2,813)	$(10,769)

The accumulated other comprehensive income, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	March 31, 2009	December 31, 2008
Unrealized gain (loss) on available for sale securities, net of tax	$230	$241
Less: adjustment for loss included in net income	(197)	—
Cumulative translation adjustment	(1,088)	(1,047)
Less: translation adjustment on sale of Korea subsidiary	967	—

Accumulated other comprehensive income	$(88)	$(806)

NOTE 2 – NET GAIN ON SALES OF ASSETS AND TECHNOLOGY

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. Because the $3.5 million receivable is non-interest bearing, we discounted the receivable by $189 thousand. A portion of this receivable is in the form of a two billion won receivable and is thus subject to exchange rate risk.

In February 2009, we sold assets relating to a development-stage power management product. The total consideration was $2.3 million, of which $2.0 million has been received to date and a payment of $0.3 million is due in the third quarter of 2009. As this $0.3 million payment is considered a contingency, no receivable was recorded in the first quarter of 2009.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products.

The net gain on sales of assets and technology results from the sales of, or related to, our power management, audio and display driver businesses, as follows (in thousands):

	Power Mgt	Audio	Display Driver	Total
Cash received, net of cash sold and transaction costs	$1,595	$1,148	$(1,916)	$827
Receivable from sales of assets and technology	—	—	3,311	3,311
Book value of net assets sold	—	(135)	(2,312)	(2,447)

Net gain (loss) on sale of assets and technology	$1,595	$1,013	$(917)	$1,691

NOTE 3 – FAIR VALUE

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, or SFAS No. 157, “Fair Value Measurements.” In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. We did not elect to adopt the fair value option under this Statement.

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,493	$—	$—	$15,493
Corporate notes and bonds	4,812	—	—	4,812
US government and agency securities	—	504	—	504
Auction rate securities	—	—	1,020	1,020

Total	$20,305	$504	$1,020	$21,829

The following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$15,442	$—	$—	$15,442
Corporate notes and bonds	4,817	—	—	4,817
US government and agency securities	—	2,909	—	2,909
Auction rate securities	—	—	1,620	1,620

Total	$20,259	$2,909	$1,620	$24,788

The tables do not include assets which are measured at historical cost or any basis other than fair value.

Our Level 3 investments as of December 31, 2008 and March 31, 2009 included auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction-rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 21 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets.

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

The reconciliation of beginning and ending balances for ARS measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance at December 31, 2007	$—
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	(393)
Purchases, sales, issuances, and settlements	—
Transfers in and/or out of Level 3	3,000

Balance at March 31, 2008	$2,607

Balance at December 31, 2008	$1,620
Total gains or losses (realized/unrealized)	—
Included in earnings	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(600)
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$1,020

In March 2009, we sold one of our ARS with a par value of $1.0 million and carrying value of $600 thousand for $870 thousand. The gain of $270 thousand on this sale appears as part of “Interest and other income, net” on the condensed consolidated statement of operations for the first quarter of 2009.

NOTE 4—INVENTORIES:

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Finished goods	$520	$1,825
Work-in-progress	603	848

	$1,123	$2,673

NOTE 5—INCOME TAXES:

We recorded a provision for income taxes of $35 thousand for the three months ended March 31, 2009 and a benefit from income taxes of $10 thousand for the three months ended March 31, 2008.

We continue to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance was determined in accordance with Statement of Financial Accounting Standards No, 109, or SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of March 31, 2009, our unrecognized tax benefits are approximately $3.0 million, of which $1.7 million would, if recognized, impact our effective tax rate. This amount includes $0.3 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of lapses in statutes of limitations, potentially reducing our net loss by up to $0.1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years remain subject to examination by federal tax authorities and the 2004 through 2008 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2008 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.

NOTE 6—PRODUCT WARRANTY:

Changes in our liability for product warranty, included in other accrued liabilities, during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$49	$220
Accruals (adjustments) for warranty during the period	11	(41)
Settlements made during the period	(23)	—

Balance, end of period	$37	$179

We provide for the estimated cost of product warranties as revenue is recognized, or as we are able to estimate the cost of specific warranty claims from customers. As actual warranty claim experience has been below our expected claim rates, we reduced our warranty liability via adjustments in 2008.

NOTE 7—EMPLOYEE STOCK BENEFIT PLANS:

Stock Option Plans

Cost of sales, research and development, and selling, general and administrative costs in the first quarter of 2009 and 2008 include stock-based compensation expenses recorded under Statement of Financial Accounting Standards No. 123R, or SFAS 123R as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$20	$19
Research and development	176	133
Selling, general and administrative	233	573

	$429	$725

No income tax benefit has been recognized relating to stock-based compensation expense.

The following table summarizes stock option activity under the Plans (shares in thousands):

	Outstanding	Wtd. Avg. Exercise Price
Balance, December 31, 2008	6,887	$3.42
Authorized	—	—
Options granted	—	$—
Options cancelled	(458)	$2.08
Options forfeited	(1,102)	$3.23
Options exercised	(217)	$0.11

Balance, March 31, 2009	5,110	$3.72

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009 (shares and aggregate intrinsic value in thousands):

Options Outstanding				Options Vested and Exercisable
Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Shares Vested and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
5,110	3.28	$3.72	$274	3,534	2.81	$3.93	$274

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.60 as of March 31, 2009, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at March 31, 2009 was 674 thousand shares.

Total intrinsic value of options exercised was approximately $102 thousand and $125 thousand for the three months ended March 31, 2009 and 2008, respectively. Total cash received by us related to option exercises was approximately $24 thousand and $6 thousand for the three months ended March 31, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. We realized no tax benefit in connection with these exercises.

Total unrecognized compensation cost of $1.9 million related to options outstanding at March 31, 2009 will be recognized over a weighted-average period of approximately 1.6 years.

Restricted Stock Units

In March 2007, and again in September 2008, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. A total of 52,802 shares vested during the three months ended March 31, 2009. As of March 31, 2009, 337,750 restricted stock units were outstanding, with grant-date weighted average fair value of $1.03 per share.

The fair value of the restricted stock units was calculated based upon the fair market value of our stock at the date of grant. As of March 31, 2009, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1 year.

Employee Stock Purchase Plan

We suspended further issuance of shares under the ESPP in February 2009. Total recognized compensation cost for the three months ended March 31, 2009 was $6 thousand.

Valuation and Expense Information under SFAS No. 123(R)

We value stock-based awards under the Black-Scholes model. During the first quarter of 2009 we granted no new options or awards and suspended activity under the Employee Stock Purchase Plan (“ESPP”). The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three months ended March 31, 2008 were as follows (annualized percentages):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Stock Options	ESPP	Stock Options	ESPP
Expected term	—	—	4.25	0.75
Volatility	—	—	47%	37%
Risk-free interest rate	—	—	2.4%	2.1%
Dividend yield	—	—	0.0%	0.0%
Weighted-average estimated fair value	—	—	$0.82	$0.69

Volatility is based on historical actual volatility in the daily closing price of our common stock since we became a publicly traded company. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options and restricted stock units. We do not currently pay dividends and have no plans to do so in the future. During the first quarter of 2008, we evaluated the historical data on employee stock option exercises to estimate expected term of options granted. As a majority of the option exercises in 2006 and 2007 were by employees who left the Company, we judged the historical data to be unsuitable to estimate the expected term of future option grants, and so pursuant to the guidance in Staff Accounting Bulletin (SAB) No. 110, we continue to calculate the expected life of employee stock options using the simplified method allowed under SAB No. 107. The assumptions related to volatility, risk free interest rate and dividend yield used for the stock option plans differ from those used for the purchase plan primarily due to the difference in the respective expected lives of option grants and purchase plan awards.

NOTE 8—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for mobile consumer electronic devices.

As of March 31, 2009 and December 31, 2008, 58% and 32%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations, primarily Korea.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended March 31,
	2009	2008
China	18.7%	71.5%
Korea	3.7%	5.9%
Taiwan	3.0%	18.2%
Japan	73.9%	3.3%
United States	.7%	1.1%

Total revenue	100.0%	100.0%

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

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP FAS 142-3 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No.157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact of FSP 157-4.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact the adoption of this FSP will have on our financial statements and related disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary-Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently evaluating the impact of the implementation of FSP FAS 115-2.

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

Business Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. Beginning in 2007, we expanded our business to include audio, LED driver, power management and touch controller products. In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions. In the first quarter of 2009, we sold assets and technology, as described more fully below, that narrowed our product design and marketing efforts on touch controllers and LED drivers. We continue to generate most of our revenue from legacy display driver products and expect these products to provide the majority of our revenue throughout 2009.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. We retained rights to most of the current display driver products in production, and these display driver products generated most of our revenue in the first quarter of 2009 and are expected to continue to generate revenue through 2009. We also retained ownership of our proprietary EPiC™ technology for AM-OLED displays. As a result of this transaction, we have ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we received $2.0 million in cash in February 2009 and $0.3 million is due in the third quarter of 2009. As a result of this action, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale we were paid $1.45 million in cash, all of which was received in March 2009.

The net impact of actions to date is that we have reduced our headcount by more than 50% from the levels in the third quarter of 2008, while focusing our resources on development of capacitive touch controllers and LED drivers. We continue to invest in and develop these businesses while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring parts of our business. While we have not adopted a formal plan, and do not have any agreements relating to additional strategic activities, it is possible that these discussions will lead to us selling one or more of our remaining businesses.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the three months ended March 31, 2009, our revenue declined to $2.0 million and we had a net loss of $2.8 million. At March 31, 2009, we had an accumulated deficit of $80.0 million and cash, cash equivalents and short-term investments totaling $25.1 million.

We believe that as a result of the actions taken in the fourth quarter of 2008 and in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we experienced operating losses in the first quarter of 2009 and expect further losses during the remainder of 2009, and we expect our cash balance to decline during the year. If anticipated operating results in our touch controller, LED driver and legacy display driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

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

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, depreciation methodology, etc.). We believe that the following accounting policies, as well as accounting policies disclosed in our Form 10-K filed with the SEC in March 2009, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, the allowance for uncollectible accounts receivable, inventory valuation, valuation of available for sale securities, the assessment of long-lived and other intangible assets and goodwill, warranty obligations, income taxes and stock-based compensation.

Results of Operations

Total revenue for the first quarter of 2009 was $2.0 million, compared to $5.6 million in the first quarter of 2008. Unit shipments for the first quarter of 2009 were 3.4 million units, compared to 8.7 million units in the same quarter of 2008. Compared to the immediately prior quarter ended December 31, 2008, total product revenue for the first quarter of 2009 decreased 5% with unit shipments decreasing 3%. Non-recurring engineering revenue declined approximately $0.2 million from the immediately prior quarter as a result of the sale of the display driver business in the first quarter of 2009. Our decreased sales in the first quarter of 2009 compared with the first quarter of 2008 were the result of significant declines in our largest legacy display driver programs as compared with the revenue generated from our largest programs one year ago. With the sale of our display driver business in January 2009, we ceased investment in new display drivers and expect sales of display driver products to decline beginning in 2010 after current legacy programs cease shipping in volume. For the quarter, our gross profit increased by $262 thousand as compared to a gross loss of $2 thousand in the first quarter of 2008, and our gross margin increased to 13% compared with 0% in the first quarter of 2008. This was largely due to a shift in sales to higher margin display driver products and a lower provision for excess and obsolete inventory in the first quarter of 2009. Our product average selling prices declined to $0.58 as compared with $0.64 in the first quarter of 2008, due to growth in revenue from LED drivers.

Operating expenses decreased $5.9 million to $4.9 million in the first quarter of 2009 as compared to $10.9 million in the same quarter of 2008. The decrease was primarily due to headcount reductions resulting from the sales of parts of our business in the first quarter of 2009 and other expense reduction activities undertaken over the past two quarters. We incurred a net loss of $2.8 million in the quarter ended March 31, 2009, as compared to a net loss of $10.1 million in the same quarter of 2008. Our net loss included a $1.7 million net gain on sales of assets and technology in the first quarter of 2009.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31,
	2009	2008
Revenue	100%	100%
Cost of sales	87	100

Gross profit (loss)	13	—

Operating expenses:
Research and development	113	95
Selling, general and administrative	131	84
Amortization of intangible assets	—	15

Total operating expenses	244	194

Net gain on sales of assets and technology	(83)	—

Operating loss	(148)	(194)
Interest and other income, net	13	14

Loss before taxes	(135)	(180)
Provision for (benefit from) income taxes	2	—

Net loss	(137)%	(180)%

Revenue

	Three months ended March 31,
	2009	2008	Change
	in thousands
Revenue	$2,022	$5,067	(64)%

Total revenue was $2.0 million in the three months ended March 31, 2009, a decrease of $3.6 million, or 64%, as compared to $5.6 million in the three months ended March 31, 2008, primarily due to fewer display driver programs in volume production. Most of our revenue continues to be from the sale of display driver products which have historically made up all of our revenue. We shipped approximately 3.4 million units in the first quarter of 2009, which represented a decrease of 60% compared to the approximately 8.7 million units we shipped in the first quarter of 2008. Our product average selling price declined from $0.64 in the first quarter of 2008 to $0.58 in the first quarter of 2009. This reduction resulted from changes in the mix of display driver products sold, and increases in sales of LED drivers in the first quarter of 2009.

Compared to the immediately prior quarter ended December 31, 2008, revenue in the first quarter of 2009 decreased from $2.3 million to $2.0 million. The reduction was due to product and NRE revenue declines caused by the sale of our display driver business in the first quarter. While we retained most of the legacy products of this business, one legacy product was included in the sale. Additionally, we generated approximately $0.2 million of NRE revenue in the fourth quarter of 2008, and the NRE activity was transferred to the buyer of our display driver business. Our product average selling price decreased from $0.60 in the fourth quarter of 2008 to $0.58 in the first quarter of 2009 as a result of the increased sales of LED drivers in the first quarter. We currently expect revenue to be approximately 20% higher in the second quarter of 2009 as compared with the first quarter, with revenue from sale of our newer Touch and LED driver products expected to more than double. We also expect growth in our legacy display driver sales with increasing volumes from existing and new programs.

Significant customer information is as follows:

	% of Revenue for the Three Months Ended March 31,		% of Accounts Receivable at March 31,
	2009	2008	2009	2008
Rikei Corp.	74%	*	81%	*
Newtech Component Ltd.	19%	10%	14%	11%
RitDisplay	*	16%	*	*
Samsung SDI	*	14%	*	15%
TPO Displays Corp.	*	54%	*	56%

*	Less than 10%

Historically, most of our revenue has been generated from sales to a very small number of customers. During the first quarter of 2009, our largest customers were Newtech Component Ltd. (Newtech) and Rikei Corporation, which collectively accounted for approximately 93% of our revenue. Newtech is a distributor that sells our products to customers in Hong Kong and China. Rikei is a distributor that sells our products to customers in Japan. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Gross profit (loss)

	Three months ended March 31,
	2009	2008	Change
Gross profit (loss)	$260	$(2)	NM
% of revenue	13%	—

Gross profit increased $0.3 million for the three months ended March 31, 2009 as compared to the same period in 2008, and gross margin increased to 13% compared with 0% in the prior year. Gross margin generally varies with product mix, average selling price and unit costs. Our cost of good sold in the first quarter of 2008 included $0.7 million in provisions for excess and obsolete inventory which created a small gross loss for the period.

Research and development

	Three months ended March 31,
	2009	2008	Change
Research and development	$2,290	$5,333	(57)%
% of revenue	113%	95%

Research and development expenses decreased $3.0 million, or 57%, in the quarter ended March 31, 2009 as compared to the same period of 2008. Approximately $1.4 million of this decrease was due to lower salaries and related expenses, as our headcount declined significantly year over year due to the sales of parts of our business and other cost cutting measures taken over the past two quarters. In addition, costs of research and development materials and masks were $0.8 million lower. We incurred research and development charges in the first quarter of 2008 for wafers started on new products that had not yet reached volume production levels. We also incurred higher mask costs in the prior year, based on the stage of development of various projects and the impact of mask costs in the display driver business which was sold during the first quarter of 2009. Mask costs are generally much lower in our Touch and LED driver businesses than display drivers. We experienced lower travel and depreciation expenses in the first quarter of 2009 due to our lower headcount and the favorable impact of the sales of parts of our business.

Compared to the immediately prior quarter, R&D spending decreased $3.1 million. Approximately $1.2 million of this decrease was due to lower salaries and related expenses associated with our decline in R&D headcount. In addition, costs of research and development materials and masks were $0.9 million lower, and the costs of outside services decreased $0.5 million. R&D expenses in Korea were $0.8 million lower in the first quarter of 2009 as compared to the fourth quarter of 2008 as a result of the sale of our Korean R&D subsidiary. We expect research and development expenses to decline further in the second quarter of 2009 as we experience a full quarter’s benefit from the sales of parts of our business.

Selling, general and administrative

	Three months ended March 31,
	2009	2008	Change
Selling, general and administrative	$2,651	$4,699	(44)%
% of revenue	131%	84%

Selling, general and administrative, or SG&A expenses in the first quarter of 2009 decreased $2.0 million compared to the same period in 2008. Selling, general and administrative expenses included stock-based compensation expense of $0.2 million and $0.6 million in the first quarter of 2009 and 2008, respectively. Salaries and related expenses declined by $0.8 million as a result of the headcount reductions from the sales of parts of our business and other cost cutting measures taken over the pat two quarters. Travel and entertainment, general office and outside services decreased an aggregate $0.6 million due to specific cost reduction steps taken over the past two quarters.

Compared to the immediately prior quarter, SG&A costs declined by $1.6 million. Salaries and related expenses declined by $0.7 million, and stock-based compensation expenses declined by $0.4 million. We expect selling, general and administrative expenses to decrease further during the second quarter of 2009 as we realize the full quarter’s benefit from the sales of parts of our business and other cost reduction activities.

Amortization of intangible assets

	Three months ended March 31,
	2009	2008	Change
Amortization of intangible assets	$—	$848	(100)%
% of revenue	—	15%

We recorded $0.8 million from amortization of intangible assets in the first quarter of 2008 related to the acquisitions of Mondowave Inc. and Acutechnology Semiconductor Inc. in 2007. These intangible assets, which include developed and core technology, non-compete covenant agreements, and customer relationships, were amortized using the straight line method over their expected useful lives, which ranged from two to four years. In 2008, we recognized impairment charges equal to the carrying value of the assets, so we incurred no amortization expense for these assets in the first quarter of 2009.

Net gain on sales of assets and technology

	Three months ended March 31,
	2009	2008	Change
Gain on sales of assets and technology	$(1,691)	$—	NM
% of revenue	(84)%	—

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a receivable due no later than January 2010 plus $0.5 million of assumed liabilities. Because the $3.5 million receivable is non-interest bearing, we discounted the receivable by $189 thousand. A portion of this receivable is in the form of a two billion won receivable and is thus subject to exchange rate risk.

In February 2009, we sold assets relating to a development-stage power management product. The total consideration was $2.3 million, of which $2.0 million has been received to date and a payment of $0.3 million is due in the third quarter of 2009. As this $0.3 million payment is considered a contingency, no receivable was recorded in the first quarter of 2009.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products.

The net gain on sales of assets and technology results from the sales of our power management, audio and display driver businesses, as follows (in thousands):

	Power Mgt	Audio	Display Driver	Total
Cash received, net of cash sold and transaction costs	$1,595	$1,148	$(1,916)	$827
Receivable from sales of assets and technology	—	—	3,311	3,311
Book value of net assets sold	—	(135)	(2,312)	(2,447)

Net gain (loss) on sale of assets and technology	$1,595	$1,013	$(917)	$1,691

Interest and other income (expense), net

	Three months ended March 31,
	2009	2008	Change
Interest and other income (expense), net	$264	$798	(67)%

Interest and other income (expense), net decreased $0.5 million in the first quarter of 2009 as compared to the first quarter of 2008. We earned interest income of $0.1 million and $0.6 million in the three months ended March 31, 2009 and 2008, respectively. The lower interest in 2009 is due to significant decreases in both our average cash and investment balance and interest rates. We initiated hedging contracts in both periods to minimize exposure to foreign currency fluctuations in future periods and hedge the majority of our foreign currency exposure. We incurred cumulative foreign currency losses of $0.1 million in the first quarter of 2009 as compared with gains of $0.2 million in the first quarter of 2008. We recorded a gain of $0.3 million on the sale of previously written down auction rate securities in the first quarter of 2009. Interest and other income (expense), net in the fourth quarter of 2008 was $0.8 million in expense, due in large part to foreign currency translation losses.

Provision for (benefit from) income taxes

	Three months ended March 31,
	2009	2008	Change
	(in thousands)
Provision for (benefit from) income taxes	$35	($10)	(450)%
Effective tax rate	(1)%	1%

We recorded a provision for income taxes of $35 thousand for the three months ended March 31, 2009, as compared to a benefit from income taxes of $10 thousand for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2009 is primarily due to taxes in international locations based on our global legal structure.

We continue to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance was determined in accordance with Statement of Financial Accounting Standards No, 109, or SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable.

As of March 31, 2009, our unrecognized tax benefits are approximately $3.0 million, of which $1.7 million, would, if recognized, impact our effective tax rate. This amount includes $0.3 million of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of a lapse in the statutes of limitations, potentially reducing our net loss by up to $0.1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years remain subject to examination by federal tax authorities and the 2004 through 2008 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2002 through 2008 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(7,661)	$(10,277)
Net cash provided by investing activities	5,859	15,829
Net cash provided by (used in) financing activities	(83)	86

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations prior to 2006. Working capital decreased from $59.5 million at March 31, 2008 to $30.1 million at March 31, 2009. Cash, cash equivalents, investments and restricted cash at March 31, 2009 totaled $25.1 million, which was $32.2 million lower than the balance as of the end of the first quarter of 2008. The declines in working capital and cash, cash equivalents, investments and restricted cash were due primarily to our net losses in the last twelve months and secondarily to the sale of our product assets in the first quarter of 2009.

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2009, compared to $10.3 million for the three months ended March 31, 2008. Net loss was $2.8 million for the three months ended March 31, 2009 and $10.1 million for the three months ended March 31, 2008. While our net loss in the first quarter of 2009 was $7.3 million lower than in the same quarter of 2008, we recorded $1.7 million in gains on the sales of our display driver, power management and audio product assets,.

Trade accounts receivable decreased $0.1 million in the three months ended March 31, 2009 and decreased $0.4 million in the three months ended March 31, 2008. The decreases are the result of decreases in revenue in the corresponding periods. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 81 at March 31, 2009 and 86 at March 31, 2008. We expect days of sales outstanding typically to range from 60 to 90 days.

Inventory decreased by $1.0 million in the three months ended March 31, 2009 and increased by $0.2 million in the three months ended March 31, 2008. The decrease in the first quarter of 2009 resulted from a sharp decline in inventory purchases. Our annualized inventory turns were 6.2 for the three months ending March 31, 2009 and 13.2 for the three months ended March 31, 2008, reflecting the inventory reduction in the first quarter of 2009 and significantly lower sales. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.

Accounts payable decreased $0.8 million in the first quarter of 2009 as we had minimal inventory purchases in the quarter. During the first quarters of 2009 and 2008, we paid out $2.4 million and $1.8 million, respectively, to current and former employees in connection with the Mondowave acquisition, reducing accrued liabilities in each period. Deferred margin declined in the first quarter of 2009 as we sold liabilities for deferred non recurring engineering revenue to the buyer of our display driver business.

Net cash provided by investing activities was $5.9 million and $15.8 million for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009 we received cash from sales of our display driver, power management and audio product assets of $0.8 million, net of fees to financial and legal advisors. In the first quarter of 2008 we decreased our marketable securities portfolio and increased our cash and cash equivalents. We purchased a minimal amount of property and equipment in the first three months of 2009 and approximately $0.1 million of property and equipment in the first quarter of 2008. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were 3.3 million in the first quarter of 2009 and $15.8 million in the first quarter of 2008. Cash and short-term investment balances may fluctuate significantly in future quarters as we manage our investment mix. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal.

Net cash used in financing activities was $0.1 million for the first quarter of 2009 and $0.1 million in cash was provided by financing activities in the first quarter of 2008. We retired some restricted stock awards for employees transferred as a result of sales of parts of our business in the first quarter of 2009.

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

Interest Rate Risk. Our investment portfolio currently consists of money market funds, corporate notes and bonds, commercial paper, auction rate securities and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $21.8 million as of March 31, 2009, and have a weighted average interest rate of approximately 1.9%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Liquidity Risk. Our available for sale securities as of March 31, 2009 include $1.0 million at fair value of auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Starting in February of 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 21 to 26 years. Due to their sustained illiquidity, we have classified all ARS as long-term investments in the consolidated balance sheets. In March 2009, we sold one of our ARS with a par value of $1.0 million and carrying value of $600 thousand for $870 thousand. The gain on this sale of $270 thousand appears as part of “Interest and other income, net” on the condensed consolidated statement of operations for the first quarter of 2009.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars.

In connection with the sale of our display driver assets and technology in January 2009, a portion of the consideration was given in the form of a receivable in the amount of two billion Korean won. Prior to the sale of our display driver business, in which we sold our Korean R&D subsidiary, our foreign currency exchange risk was primarily associated with settlement of our intercompany accounts with our Korean subsidiary. We recorded intercompany transactions related to activities performed in Korea on behalf of the U.S. parent. These transactions are recorded in U.S. dollars. These intercompany balances were generally reimbursed within 75 to 90 days. Our Korean subsidiary carried the foreign currency exchange risk on these U.S. dollar denominated transactions. We entered into foreign exchange contracts to minimize this exchange rate risk. Our policy is to enter into foreign exchange contracts only when an associated underlying foreign currency exposure exists. Although our foreign currency exchange risk has been reduced with the sale of our Korean R&D subsidiary, we cannot assure you that foreign currency risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended December 31, 2008, and subsequent reports on Form 8-K, in evaluating our company and our business. The risks and uncertainties described below may not be the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations would be impaired. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

Our business strategy is currently going through significant evaluation and change.*

We announced in October 2008 that our business strategy was going through a transition. Rather than continuing to pursue a broad range of analog semiconductor products for portable electronic devices, we have significantly reduced the scope of our operating activities. In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. The cash consideration has yet to be received, and the associated receivable carries risk of non-payment. A portion of the receivable is denominated in the amount of 2 billion Korean won (approximately $1.5 million) and is therefore also subject to foreign currency exchange risk. We retained rights to most of the current display driver products in production, which we expect will continue to generate revenue through 2009, as well as ownership of our proprietary EPiC™ technology for AM-OLED displays. In February 2009, we sold assets relating to a development-stage power management product. In March 2009, we sold the assets relating to our portable audio products. As a result of these transactions, we have reduced our headcount by more than 50% from the level at the end of the third quarter of 2008, and we are focusing our operating activities on our touch controllers and LED drivers. We also expect to generate revenue from the sale of our legacy display driver products. This transition and our current plan may fail to stop our operating losses. As part of this transition, we may not be able to make our LED driver and touch controller businesses profitable and therefore may exit them. We may not be able to identify, acquire, or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternatives to maximize shareholder value, including the potential sale of all or parts of the remaining business. There is no assurance that we could find buyers for other parts of our business, or that the terms of any such potential transaction will be significantly beneficial.

If our new business strategy is unsuccessful, it could significantly harm our business and operating results.

In the second half of 2008 and first quarter of 2009, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. As a result of this restructuring, we are focusing our operating activities on touch controllers and LED drivers. In the short term, we also will generate revenue from the sale of our legacy display driver products. The sale of our display driver and audio businesses has reduced the scale of our business and income stream, resulting in our greater reliance on our touch controller and LED driver products. If the market demand for our LED driver or our touch controller product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenue from such products and our business and operating results could be significantly harmed.

We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash balance and could harm our financial condition.*

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the three months ended March 31, 2009, our revenue declined to $2.0 million and we had a net loss of $2.8 million. At March 31, 2009, we had an accumulated deficit of $80.0 million and cash, cash equivalents and short-term investments totaling $25.1 million. Although we have taken steps to significantly reduce our operating expenses, our ability to return to or sustain profitability on a quarterly or annual basis in the future depends in part on our ability to develop new touch controller and LED driver products that gain market acceptance, and our ability to manage expenses. We may not generate sufficient revenue from these products and we may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash balance and negatively harm our business and financial condition.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for the next twelve months. However, we expect to incur operating losses in 2009 and expect our cash balance to decline during the year. If anticipated operating results in our touch controller, LED driver and legacy display driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

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

Historically, we have derived all of our revenue from a limited number of display driver products and, despite our recent restructuring, we expect to continue to derive a substantial portion of our revenue from these products in the near term. As a result, in the short term, a decline in market demand for one or more of our current display driver products could result in a significant decline in revenue and reduced operating results. As part of our restructuring, we are focusing our operating activities on the development of new touch controller and LED driver products. Until we have broadened our portfolio of these products, we will continue to be dependent on sales of a small number of products for substantially all of our revenue. Market acceptance of these new products is critical to our long-term success.

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

Nearly all of our revenue to date has been generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our touch controllers and LED drivers will be for use in portable handsets or other consumer electronic devices. These markets are characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving product specifications. If we, our customers or consumer electronic device manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the consumer electronic devices into which our products are incorporated. Even though we may achieve design wins, if the consumer electronic devices incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.

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

Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.*

In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. While our revenue increased 58% in 2006 compared to 2005, we experienced a 61% decline in revenue in 2007 compared to 2006, and our revenue for 2008 decreased 53% compared to 2007. We also sold off significant parts of our business in the first quarter of 2009, and have narrowed the focus of our business to touch controller and LED driver products. As a result, we will become more reliant on sales of touch controller and LED driver products to generate revenue. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

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

We will sell our touch controller and LED driver products to manufacturers of consumer electronics devices. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in 2008, we recorded charges of $5.9 million to write down excess inventory. During 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represented approximately 77% of our inventory carrying value at December 31, 2008. While we sold some of this inventory in the first quarter of 2009 and expect this inventory to be fully sold in subsequent quarters, we cannot assure you that the inventory will sell, nor that it will sell at prices in excess of our manufacturing costs, and this may result in future inventory provisions. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.

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

We believe that our future success depends in large part on our ability to retain the services of our skilled managerial, engineering, sales and marketing personnel, and to develop their successors and effectively managing the transition of key roles when they occur. Beginning in the second half of 2008, we began to restructure our operating activities, and have completed the sale of assets related to our display driver, audio and power management products. As part of the sale of these assets, we have also implemented headcount reductions and other operating expense reductions. It may become more difficult for us to retain executives and other key employees. In addition, a substantial majority of stock options held by our executives and key employees had exercise prices above the closing price of our common stock on April 30, 2009. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of analog integrated circuits, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel.

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

We are incorporated and headquartered in the United States, and we have international subsidiaries in the Cayman Islands, Hong Kong and Japan. We have engineering personnel in Korea and marketing and/or operations personnel in China, Hong Kong, Japan, and Taiwan. Substantially all of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. Our international operations are subject to a number of risks, including:

•	increased complexity and costs of managing international operations;

•	protectionist and other foreign laws and business practices that favor local competition in some countries;

•	difficulties in managing foreign operations, including cultural differences;

•	difficulty in hiring qualified management, technical sales and applications engineers;

•	potentially reduced protection for intellectual property rights;

•	inadequate local infrastructure;

•	multiple, conflicting and changing laws, regulations, export and import restrictions, and tax policies

•	potentially longer and more difficult collection periods and exposure to foreign currency exchange rate fluctuations; and

•	political and economic instability.

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

Our available for sale securities as of March 31, 2009 include $1.0 million at fair value of auction rate securities (ARS) that are securitized packages of government guaranteed student loans. Since February 2008, our ARS have repeatedly failed to auction successfully due to market supply consistently exceeding market demand. In accordance with the terms of the notes, in the event of a failed auction, the notes continue to bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, issuers repay principal over time from cash flows prior to final maturity, or final payments come due according to contractual maturities ranging from 21 to 26 years. As a result, we have classified all ARS as long-term investments in the consolidated balance sheets. We understand that issuers and financial underwriters are working on alternatives that may improve liquidity of student loan auction rate securities, although it is not yet clear when or if such efforts will be successful. In the fourth quarter of 2008, we determined that we no longer had the ability to hold these instruments to maturity, and therefore we recorded an other than temporary impairment charge of $1.1 million relating to our ARS portfolio.

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

The trading price of our common stock is highly volatile. Between December 31, 2007 and March 31, 2009, our common stock traded between $2.86 per share and $0.28 per share. This volatility could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and we anticipate that the District Court will provide final approval of the settlement in the second quarter of 2009. This securities litigation, if final approval is not granted by the District Court, and any other such litigation, may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 40% of our outstanding common stock as of February 28, 2009. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations and divestitures. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on for the fiscal year 2009 the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur, substantial expense and to devote significant management resources to Section 404 compliance. The Section 404 compliance costs are relatively fixed, therefore compliance costs increase as a percentage of revenue with declines in revenue such as those we experienced during 2007 and 2008. If in the future our chief executive officer, chief financial officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Dated: May 15, 2009	LEADIS TECHNOLOGY, INC.

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