Form 10-Q
period 2009-06-30
LEADIS TECHNOLOGY INC
filed 2009-08-14
CIK 1130626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2009, 30,060,287 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

LEADIS TECHNOLOGY, INC.

FORM 10-Q

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,107	$21,642
Short-term investments	3,556	7,726
Accounts receivable, net	2,522	1,936
Inventories	176	2,673
Receivable from sale of assets and technology	3,313	—
Income taxes receivable	335	336
Restricted cash	—	1,775
Prepaid expenses and other current assets	1,371	1,233

Total current assets	36,380	37,321
Property and equipment, net	717	2,440
Long term investments	—	1,620
Other assets	1,531	1,398

Total assets	$38,628	$42,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688	$2,257
Income taxes payable and deferred tax liabilities	530	333
Deferred margin	44	697
Other accrued liabilities	1,345	4,479

Total current liabilities	2,607	7,766
Income taxes payable	1,534	1,659
Other noncurrent liabilities	76	441

Total liabilities	4,217	9,866

Contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	111,734	110,946
Accumulated other comprehensive loss	(57)	(806)
Accumulated deficit	(77,266)	(77,227)

Total stockholders’ equity	34,411	32,913

Total liabilities and stockholders’ equity	$38,628	$42,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$2,818	$5,913	$4,840	$11,520
Cost of sales	2,289	5,936	4,051	11,545

Gross profit (loss)	529	(23)	789	(25)

Operating expenses:
Research and development	1,913	5,485	4,203	10,818
Selling, general and administrative	1,845	4,306	4,496	9,005
Amortization of intangible assets	—	848	—	1,696
Impairment of goodwill	—	5,189	—	5,189
Impairment of intangible assets	—	4,256	—	4,256

Total operating expenses	3,758	20,084	8,699	30,964
Net gain on sales of assets and technology	(5,246)	—	(6,937)	—

Operating income (loss)	2,017	(20,107)	(973)	(30,989)
Interest and other income, net	430	340	694	1,137

Income (loss) before income taxes	2,447	(19,767)	(279)	(29,852)
Benefit from income taxes	(275)	(221)	(240)	(231)

Net income (loss)	$2,722	$(19,546)	$(39)	$(29,621)

Basic net income (loss) per share	$0.09	$(0.67)	$0.00	$(1.02)
Diluted net income (loss) per share	$0.09	$(0.67)	$0.00	$(1.02)

Weighted average number of shares used in computing basic per share amounts	29,729	29,221	29,627	29,118

Weighted average number of shares used in computing diluted per share amounts	30,314	29,221	29,627	29,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(39)	$(29,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	429	924
Amortization of intangible assets	—	1,696
Impairment of goodwill	—	5,189
Impairment of intangible assets	—	4,256
Net gain on sales of assets and technology	(6,937)	—
Gain on sales of auction rate securities	(610)	—
Provision for excess and obsolete inventory	75	897
Deferred tax benefit	(124)	(1,001)
Share-based compensation	862	1,336
Changes in assets and liabilities:
Trade accounts receivable	(570)	2,001
Inventories	1,964	(3,346)
Income taxes receivable	1	2,027
Prepaid expenses and other assets	(1,106)	(1,468)
Accounts payable	(951)	2,947
Accrued liabilities	(3,399)	(2,183)
Income taxes payable	(139)	241
Deferred margin	(152)	380

Net cash used in operations	(10,696)	(15,725)

Cash flows from investing activities:
Sale or maturity of available-for-sale securities	6,381	56,600
Purchases of available-for-sale securities	(12)	(36,865)
Proceeds from sales of assets and technology	6,390	—
Purchase of property and equipment	(80)	(164)
Change in restricted cash	1,775	47

Net cash provided by investing activities	14,454	19,618

Cash flows from financing activities:
Proceeds from issuances of common stock	33	176
Retirement of restricted stock awards	(107)	—
Installment payments on acquisition of software licenses	(329)	(136)

Net cash provided by (used in) financing activities	(403)	40

Effect of exchange rate changes on cash and cash equivalents	110	(168)

Net decrease in cash and cash equivalents	3,465	3,765
Cash and cash equivalents at beginning of period	21,642	33,945

Cash and cash equivalents at end of period	$25,107	$37,710

Supplemental disclosure:
Receivable from sale of assets and technology	$3,313	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEADIS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the first six months of 2009, we sold assets and technology, as described more fully below, that narrowed our product design and marketing efforts to LED drivers and controllers. We continue to generate most of our revenue from legacy display driver products and expect these products to provide the majority of our revenue throughout 2009.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean research and development, or R&D, operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. The cash consideration has yet to be received, and the associated receivable carries risk of non-payment. At present, no allowance is deemed required for this receivable. However, if the financial condition of the purchaser of our display driver business limits their ability to make payments on this debt, an allowance for uncollectibility may be required, which would have a material impact on our financial results and cash flows. We retained rights to most of the current display driver products in production, as well as ownership of our proprietary EpiC™ technology for AM-OLED displays. As a result of this transaction, we ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of analog and mixed-signal semiconductor products. Under the terms of the sale, we received $2.0 million in cash in February 2009 and $0.3 million was paid in the third quarter of 2009. As a result of this transaction, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we were paid $1.45 million in cash, all of which was received in March 2009. As a result of this transaction, we ceased development of audio integrated circuits.

In June 2009, we sold assets related to our touch sensor products and transferred certain employees to Integrated Device Technology Inc. for $6.25 million. Under the terms of the sale, we were paid $5.975 million in cash in June 2009 and $275 thousand was paid in the third quarter of 2009. As a result of this transaction, we ceased development of touch sensor integrated circuits.

Contingent payments of $0.3 million related to the power management product sale and $275 thousand related to the sale of our touch sensor products received in the third quarter of 2009 are not reflected in the condensed consolidated statement of operations for the second quarter of 2009 and will be recognized in the third quarter of 2009 when the contingency was resolved.

We have also enacted pay reductions and reduced working hours for many of our remaining employees.

The net impact of actions to date is that we have reduced our headcount greater than 70% from the levels in the third quarter of 2008, while focusing our resources on development of LED drivers and controllers and sales of legacy display drivers and LED products. We continue to invest in and develop our LED business while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period, our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the six months ended June 30, 2009, our revenue declined to $4.8 million and we had a net loss of $39 thousand. At June 30, 2009, we had an accumulated deficit of $77.3 million and cash, cash equivalents and short-term investments totaling $28.7 million.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first six months of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations through June 30, 2010. However, we expect to incur operating losses in 2009. If anticipated operating results in our legacy display driver and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period. The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited financial statements as of and for the year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. We have evaluated subsequent events through August 14, 2009, the date we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

Use of estimates

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited rights of stock rotation on product unsold by the distributors. Some of our distributors have contractual rights to rotate up to 5% of product inventory once per year, and the right to apply for, but not necessarily to receive, price reduction credits in the event of a price decrease by Leadis. Some of our distributors have the right to scrap a portion of their inventory of Leadis product not to exceed 5% of their purchases over the last twelve month period, and only after receiving written authorization from Leadis. Because of the uncertainty associated with possible price concessions and returns, we defer the recognition of sales to distributors and the related costs of sales until distributors have sold the product to their customers. As of June 30, 2009, shipments at distributors represented approximately $235 thousand of deferred revenue and $44 thousand of deferred margin.

Foreign currency translation

In January 2009, as part of the sale of our display driver business to AsTEK, Inc., a privately-held company located in Korea, we sold our Korean R&D subsidiary. Prior to the sale, our Korean subsidiary used its local currency as its functional currency. Most of our other subsidiaries use the U.S. dollar as their functional currency. Assets and liabilities of our Korean operations were translated into U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation were reported within “Accumulated other comprehensive income (loss).” In conjunction with the sale of our Korean R&D subsidiary, the related accumulated translation losses of approximately $0.8 million were included in the “Net gain on sales of assets and technology” in the condensed consolidated statement of operations for the first six months of 2009. Foreign currency remeasurement gains and losses are included as a component of “Interest and other income, net” in our condensed consolidated statements of operations.

Net loss per share

In accordance with Statement of Financial Accounting Standards No. 128, or SFAS No. 128, “Earnings per Share,” we compute basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed giving effect to all potential common shares, including stock options and unvested awards of restricted stock using the treasury stock method, to the extent they are dilutive.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per common share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:

Net income (loss)	$2,722	$(19,546)	$(39)	$(29,621)

Denominator:
Weighted-average common shares outstanding	29,729	29,221	29,627	29,118

Net income (loss) per share, basic	$0.09	$(0.67)	$0.00	$(1.02)

Effect of dilutive securities:
Stock options	410	—	—	—
Unvested restricted stock awards	175	—	—	—

Total shares, diluted	30,314	29,221	29,627	29,118

Net income (loss) per share, fully diluted	$0.09	$(0.67)	$0.00	$(1.02)

The following outstanding common stock options and unvested restricted stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	3,145	7,414	3,758	7,414
Unvested restricted stock awards	—	84	175	84

Comprehensive income ( loss), net of tax

The components of our comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss), as reported	$2,722	$(19,546)	$(39)	$(29,621)
Foreign currency translation gains (losses) arising during period	33	(113)	(8)	(607)

Unrealized losses on available for sale securities	(2)	(60)	(13)	(261)

Comprehensive income (loss)	$2,753	$(19,719)	$(60)	$(30,489)

The accumulated other comprehensive loss, as presented within stockholders’ equity, included the following components (in thousands):

	As of
	June 30, 2009	December 31, 2008
Unrealized gain on available for sale securities, net of tax	228	241
Less: adjustment for loss included in net income	(197)	—
Cumulative translation adjustment:
Cumulative losses, net of tax	(1,055)	(1,047)
Less: translation adjustment for sale of Korea subsidiary	967	—

Accumulated other comprehensive loss	(57)	(806)

NOTE 2—NET GAIN ON SALES OF ASSETS AND TECHNOLOGY

The net gain on sales of assets and technology results from the sales of our touch sensor, power management, audio and display driver businesses, as follows:

	Touch Sensor	Power Mgt	Audio	Display Driver	Total
	(a)	(b)	(b)	(b)
Cash received, net of cash sold and transaction costs	5,563	$1,595	$1,148	$(1,916)	$6,390
Receivable from sales of assets and technology		—	—	3,311	$3,311
Book value of net assets impaired or sold	(317)	—	(135)	(2,312)	$(2,764)

Net gain (loss) on sales of assets and technology	$5,246	$1,595	$1,013	$(917)	$6,937

(a)	Sold in the second quarter of 2009
(b)	Sold in the first quarter of 2009

NOTE 3—FAIR VALUE

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

In accordance with SFAS 157, the following table represents our fair value hierarchy for our financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$23,157	$—	$—	$23,157
Corporate notes and bonds	3,556			3,556
US government and agency securities	—	—	—	—
Auction rate securities	—	—	—	—

Total	$26,713	$—	$—	$26,713

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

The reconciliation of beginning and ending balances for auction rate securities, or ARS, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period was as follows (in thousands):

Fair Value Measurements using Significant Unobservable Inputs (Level 3)
Auction rate securities
Balance at December 31, 2008	$1,620
Total gains or losses (realized/unrealized)	—
Included in earnings	610
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements	(2,230)
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$—

Our Level 3 investments as of December 31, 2008 included ARS that are securitized packages of government guaranteed student loans. In March 2009, we sold one of our ARS with a par value of $1.0 million and carrying value of $600 thousand for $870 thousand. In the second quarter of 2009, we sold the remaining two ARS with an aggregate par value of $1.7 million and carrying value of $1.02 million for $1.36 million. The gain of $340 thousand for the three months ended June 30, 2009 and the gain of $610 thousand for the six months ended June 30, 2009 appears within “Interest and other income, net” on the condensed consolidated statements of operations. As of June 30, 2009 we had no remaining Level 3 investments.

NOTE 4—AVAILABLE FOR SALE SECURITIES:

The following is a summary of available for sale securities at June 30, 2009 (in thousands):

	Original Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$23,157	$—	$—	$23,157
U.S. government agency bonds	—	—	—	—
Foreign debt securities	—	—	—	—
Auction rate securities	—	—	—	—
Commercial paper	—	—	—	—
Corporate notes and bonds	3,505	51	—	3,556

	$26,662	$51	$—	$26,713

Included in:
Cash and Cash Equivalents				$23,157
Short-term Investments				$3,556
Long-term Investments				$—

The following is a summary of available for sale securities at December 31, 2008 (in thousands):

	Original Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds	$13,422	$—	$—	$13,422
U.S. government agency bonds	2,894	15	—	2,909
Foreign debt securities	—	—	—	—
Auction rate securities	1,620	—	—	1,620
Commercial paper	2,018	2	—	2,020
Corporate notes and bonds	4,772	57	(12)	4,817

	$24,726	$74	$(12)	$24,788

Included in:
Cash and Cash Equivalents				$15,442
Short-term Investments				$7,726
Long-term Investments				$1,620

Our portfolio of available for sale securities by contractual maturity was as follows (in thousands):

	June 30, 2009	December 31, 2008
Due in one year or less	23,157	21,383
Due in one to two years	3,556	1,785
Due in more than two years	—	1,620

The fair value of investments with unrealized loss positions was $2.2 million at December 31, 2008. We had no investments with unrealized loss positions as of June 30, 2009. The gross unrealized gains and losses on these investments were primarily due to interest rate fluctuations and market-price movements. Our available for sale securities included auction rate securities (ARS) of $1.6 million at fair value as of December 31, 2008.

NOTE 5—INVENTORIES:

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$122	$1,825
Work-in-progress	54	848

	$176	$2,673

NOTE 6—INCOME TAXES:

We recorded a benefit for income taxes of $240 thousand for the six months ended June 30, 2009 and a benefit from income taxes of $231 thousand for the six months ended June 30, 2008. The tax benefit for the six months ended June 30, 2009 includes a discrete tax benefit related to the release of a reserve for foreign taxes of $281 thousand as a result of the lapse of the applicable statute of limitations. The income tax benefit for the six months ended June 30, 2008 included a discrete tax benefit of $399 thousand related to interest on a tax refund receivable of $253 thousand and a net reduction of taxes payable for prior year taxes of $146 thousand, largely related to prior year return to provision adjustments.

In 2007 and 2008, we established valuation allowances for our federal and state deferred tax assets. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. As of June 30, 2009 we continue to maintain a full valuation allowance on our state deferred tax assets and a partial valuation allowance on our federal deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of June 30, 2009, our unrecognized tax benefits are approximately $2.8 million, of which $1.5 million would, if recognized, impact our effective tax rate. This amount includes $253 thousand of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of lapses in statutes of limitations, potentially reducing our net loss by up to $0.1 million. It is possible, however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years remain subject to examination by federal tax authorities and the 2004 through 2008 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2004 through 2008 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.

NOTE 7—PRODUCT WARRANTY:

Changes in our liability for product warranty, included in other accrued liabilities, during the six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Balance, beginning of period	$49	$220
Accruals (adjustments) for warranty during the period	(13)	(132)
Settlements made during the period	—	—

Balance, end of period	$36	$88

We provide for the estimated cost of product warranties as revenue is recognized, or as we are able to estimate the cost of specific warranty claims from customers. As actual warranty claim experience has been below our expected claim rates, we have reduced our warranty liability via adjustments in 2008 and 2009.

NOTE 8—EMPLOYEE STOCK BENEFIT PLANS:

Stock Option Plans

Cost of sales, research and development, and selling, general and administrative costs in the first quarter of 2009 and 2008 include stock-based compensation expenses recorded under Statement of Financial Accounting Standards No. 123R, or SFAS 123R, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of sales	$28	$53	$48	$72
Research and development expenses	204	329	380	462
Selling, general and administrative expenses	201	229	434	802

	$433	$611	$862	$1,336

No income tax benefit has been recognized relating to stock-based compensation expense due to our history of losses.

The following table summarizes stock option activity under the Plans (shares in thousands):

	Outstanding	Weighted Average Exercise Price
Balance, December 31, 2008	6,887	$3.42
Authorized	—
Options granted	—
Options cancelled	(1,753)	$3.62
Options forfeited	(1,102)	$3.23
Options exercised	(274)	$0.11

Balance, June 30, 2009	3,758	$3.63

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009 (shares in thousands):

Options Outstanding				Options Vested and Exercisable
Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Shares Vested and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
3,758	2.62	$ 3.63	$ 283	2,900	2.18	$ 3.78	$ 283

The aggregate intrinsic value in the above table represents the total pretax intrinsic value, based on the closing price of our common stock of $0.66 as of June 30, 2009, which would have been received by option holders if all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable at June 30, 2009 was 614 thousand shares.

Total intrinsic value of options exercised was approximately $139 thousand and $443 thousand for the six months ended June 30, 2009 and 2008, respectively. Total cash received by us related to option exercises was approximately $31 thousand and $29 thousand for the six months ended June 30, 2009 and 2008, respectively. Upon option exercise, we issue new shares of stock. We realized no tax benefit in connection with these exercises.

Total unrecognized compensation cost of $1.0 million related to options outstanding at June 30, 2009 will be recognized over a weighted-average period of approximately 1.5 years.

Restricted Stock Units

In March 2007, and again in September 2008, we granted restricted stock units to employees under our 2004 Equity Incentive Plan (the “2004 Plan”). Employees are not required to make any payment to the Company with respect to the receipt of these restricted stock units. On applicable vesting dates, we will issue new shares of stock, net of shares withheld for taxes where applicable. The following table summarizes the activity under the restricted stock unit program:

Awards Outstanding
Balance as of December 31, 2008	533
Granted	—
Vested and issued	(156)
Forfeited/cancelled	(202)

Balance as of June 30, 2009	175

As of June 30, 2009, 174,550 restricted stock units were outstanding, with grant-date weighted average fair value of $1.10 per share.

The fair value of the restricted stock units was calculated based upon the fair market value of our stock at the date of grant. As of June 30, 2009, there was $0.1 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1 year.

Employee Stock Purchase Plan

We suspended further issuance of shares under the Employee Stock Purchase Plan (“ESPP”) in February 2009. Total recognized compensation cost for the six months ended June 30, 2009 was $6 thousand.

Valuation and Expense Information under SFAS No. 123(R)

We value stock-based awards under the Black-Scholes model. During the first six months of 2009, we granted no new options or awards and suspended activity under the ESPP. The assumptions used to estimate the weighted-average fair value of stock options and stock purchases granted during the three and six months ended June 30, 2008 were as follows (annualized percentages):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	—	—	4.25	0.75
Volatility	—	—	47%	37%
Risk-free interest rate	—	—	2.7%	2.1%
Dividend yield	—	—	0.0%	0.0%
Weighted average estimated fair value	—	—	$0.68	$0.69

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Stock Options	ESPP	Stock Options	ESPP
Expected term (yrs)	—	—	4.25	0.75
Volatility	—	—	47%	37%
Risk-free interest rate	—	—	2.4%	2.1%
Dividend yield	—	—	0.0%	0.0%
Weighted average estimated fair value	—	—	$0.80	$0.69

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

NOTE 9—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

We operate in one operating segment, comprising the design, development and marketing of analog and mixed-signal semiconductors for consumer electronic devices.

As of June 30, 2009 and December 31, 2008, 86% and 32%, respectively, of our long-lived tangible assets were maintained in the United States. The remainder of long-lived assets at each period was maintained in our international locations.

The following table summarizes revenue by geographic region, based on the country in which the customer is located:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
China	10.0%	42.4%	13.9%	55.3%
Japan	82.6%	33.6%	80.1%	20.8%
Korea	1.2%	11.5%	2.3%	8.6%
Taiwan	5.6%	12.4%	3.3%	14.9%
US/Other	0.6%	0.1%	0.4%	0.4%

Total revenue	100.0%	100.0%	100.0%	100.0%

NOTE 10—CONTINGENCIES

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in the Company’s registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and issued its final approval of the settlement in June 2009. There will be no financial impact of this settlement on the Company as the settlement amount will be paid by the Company’s liability insurer.

NOTE 11—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 was effective for fiscal years and interim periods beginning after November 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent’s ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement in the first quarter of fiscal 2009 and the adoption did not have an impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No.157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and annual periods ending after June 15, 2009. During the quarter ended June 30, 2009, we adopted this FSP. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS 107), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary-Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, we adopted SFAS 165. The adoption of SFAS 165 did not have a significant impact on our condensed consolidated financial statements or related footnotes.

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

Business Overview

We design, develop and market analog and mixed-signal semiconductor products that enable and enhance the features and capabilities of portable and other consumer electronic products. We outsource all of the fabrication, assembly and testing of our products to outside subcontractors. We were incorporated in Delaware on May 15, 2000, and began commercially shipping products in the third quarter of 2002. Traditionally, our core products have been mixed-signal color display drivers with integrated controllers, which are critical components of displays used in portable consumer electronic devices. In the second half of 2008, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. In the fourth quarter of 2008, we ceased investment in our audio products, except as necessary to support existing customers, and implemented headcount reductions. In the first six months of 2009, we sold assets and technology, as described more fully below, that narrowed our product design and marketing efforts to LED drivers and controllers. We continue to generate most of our revenue from legacy display driver products and expect these products to provide the majority of our revenue throughout 2009.

In January 2009, we sold our display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. The cash consideration has yet to be received, and the associated receivable carries risk of non-payment. At present, no allowance is deemed required for this receivable. However, if the financial condition of the purchaser of our display driver business limits their ability to make payments on this debt, an allowance for uncollectibility may be required, which would have a material impact on our financial results and cash flows. We retained rights to most of the current display driver products in production, and these display driver products generated most of our revenue in the first half of 2009 and are expected to continue to generate revenue through at least 2009. We also retained ownership of our proprietary EPiC™ technology for AM-OLED displays. As a result of this transaction, we have ceased investment in the production, marketing and sale of new display driver integrated circuits.

In February 2009, we sold assets relating to a development-stage power management product. We sold these assets and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale, we received $2.0 million in cash in February 2009 and $0.3 million was paid in the third quarter of 2009. As a result of this transaction, we ceased development of power management integrated circuits.

In March 2009, we sold assets related to our audio products and transferred certain employees to a publicly-traded supplier of semiconductor products. Under the terms of the sale we were paid of $1.45 million in cash, all of which was received in March 2009. As a result of this transaction, we ceased development of audio integrated circuits.

In June 2009, we sold assets related to our touch sensor products and transferred certain employees to Integrated Device Technology Inc. for $6.25 million. Under the terms of the sale, we were paid $5.975 million in cash in June 2009 and $275 thousand was paid in the third quarter of 2009. As a result of this transaction, we ceased development of touch sensor integrated circuits.

Contingent payments of $0.3 million related to the power management product sale and $275 thousand related to the sale of our touch sensor products received in the third quarter of 2009 are not reflected in the condensed consolidated statement of operations for the second quarter of 2009, and will be recognized in the third quarter of 2009 when the contingency was resolved.

We have also enacted pay reductions and reduced working hours for many of our remaining employees.

The net impact of actions to date is that we have reduced our headcount greater than 70% from the levels in the third quarter of 2008, while focusing our resources on development of LED drivers and controllers and sales of legacy display drivers and LED products. We continue to invest in and develop our LED business while exploring our other options to realize maximum value from the technologies we have developed. We have continued discussions with parties that have expressed interest in acquiring parts of our business. While we do not have any agreements relating to additional strategic activities, these discussions may lead to us selling one or more of our remaining businesses.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the six months ended June 30, 2009, our revenue declined to $4.8 million and we had a net loss of $39 thousand. At June 30, 2009 we had an accumulated deficit of $77.3 million with cash, cash equivalents and short-term investments totaling $28.7 million.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first six months of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations through June 30, 2010. However, we expect to incur operating losses in 2009. If anticipated operating results in our legacy display driver and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Direct sales to customers are recognized upon shipment of product, at which time legal title and risk of loss is transferred to our customers. Sales to distributors are made primarily under arrangements allowing limited rights of return, limited price protection and limited rights of stock rotation on product unsold by the distributors. Some of our distributors have contractual rights to rotate up to 5% of product inventory once per year, and the right to apply for, but not necessarily to receive, price reduction credits in the event of a price decrease by Leadis. Some of our distributors have the right to scrap a portion of their inventory of Leadis product not to exceed 5% of their purchases over the last twelve month period, and only after receiving written authorization from Leadis. Because of the uncertainty associated with possible price concessions and returns, we defer the recognition of sales to distributors and the related costs of sales until distributors have sold the product to their customers. As of June 30, 2009, shipments at distributors represented approximately $235 thousand of deferred revenue and $44 thousand of deferred margin.

Results of Operations

Total revenue for the second quarter of 2009 was $2.8 million, compared to $5.9 million in the second quarter of 2008, a decline of 52%. Revenue in the second quarter of 2008 included $307 thousand in non-recurring engineering, or NRE, revenue; excluding this revenue, product revenue declined 50% from the second quarter of 2008 to the second quarter of 2009. Compared to the immediately prior quarter ended March 31, 2009, total product revenue for the second quarter of 2009 increased 40% with unit shipments increasing 53%. For the six months ended June 30, 2009, our product revenue declined by 57% compared to the same period of 2008. Our decreased sales in the first half of 2009 compared with the first half of 2008 were the result of significant declines in the number of display driver programs shipping in volume now as compared to the first six months of 2008. With the sale of our display driver business in January 2009, we ceased investment in new display drivers and expect sales of display driver products to decline beginning in 2010 after current legacy programs cease shipping in volume. For the second quarter, our gross profit increased by 103% as compared to the first quarter of 2009. Our gross margin percentage increased to 19% compared with 13% in the first quarter of 2009, as our product mix shifted to higher margin products and as the fixed costs of operations were spread over higher revenue volume.

Operating expenses decreased $16.3 million to $3.8 million in the second quarter of 2009 as compared to $20.1 million in the same quarter of 2008. The second quarter of 2008 included $5.2 million in impairment charges for goodwill and $4.2 million of impairment charges for purchased intangible assets. The remaining decrease was primarily due to headcount reductions resulting from the sales of parts of our business in the first half of 2009 and other expense reduction activities undertaken over the past two quarters. Our net income for the second quarter of 2009 was $2.7 million, compared to a net loss of $19.5 million for the second quarter of 2008. For the first six months of 2009, our net loss was $39 thousand, as compared to a net loss of $29.6 million for the first six months of 2008. Our lower net loss for the first six months of 2009 resulting from the absence of further impairment charges for goodwill and intangible assets as compared to the first six months of 2008, $6.9 million of net gains recorded on the sales of assets and technology in the first six months of 2009, and lower operating expenses for the six months ended June 30, 2009.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of sales	81	100	84	100

Gross profit (loss)	19	—	16	—

Operating expenses:
Research and development	68	93	87	94
Selling, general and administrative	65	73	93	78
Amortization of intangible assets	—	14	—	15
Impairment of goodwill	—	88	—	45
Impairment of intangible assets	—	72	—	37

Total operating expenses	133	340	180	269
Net gain on sales of assets and technology	(186)	—	(143)	—

Operating income (loss)	72	(340)	(21)	(269)
Interest and other income, net	15	6	15	10

Income (loss) before income taxes	87	(334)	(6)	(259)
Provision for (benefit from) income taxes	(10)	(4)	(5)	(2)

Net income (loss)	97%	(330)%	(1)%	(257)%

Revenue

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	in thousands			in thousands
Revenue	$2,818	$5,913	(52)%	$4,840	$11,520	(58)%

Total revenue for the second quarter of 2009 was $2.8 million, compared to $5.9 million in the second quarter of 2008, a decline of 52%. Revenue in the second quarter of 2008 included $307 thousand in NRE revenue; excluding this revenue, product revenue declined 50% from the second quarter of 2008 to the second quarter of 2009. Unit shipments for the second quarter of 2009 were 5.3 million units, compared to 8.3 million units in the same quarter of 2008, a decline of 36%, and product average selling prices, or ASPs, declined 21%. We shipped a higher proportion of lower priced display driver products in the second quarter of 2009 as compared to 2008. Additionally, LED driver sales, which have lower ASPs than our display drivers, increased from under 10 thousand units in the second quarter of 2008 to over 800 thousand units in the same period in 2009.

Compared to the immediately prior quarter ended March 31, 2009, total product revenue for the second quarter of 2009 increased 40% with unit shipments increasing 53%, and ASPs declining 9%. This increase was due to increased sales of our legacy display driver products, with a higher mix of lower priced products in the second quarter of 2009 as compared to the first quarter.

For the six months ended June 30, 2009, our product revenue declined by 57% compared to the same period of 2008. Our decreased sales in the first half of 2009 compared with the first half of 2008 were the result of declines in the number of display driver programs shipping in volume now as compared to the first six months of 2008.

We currently expect sales to be approximately 40% higher in the third quarter of 2009 compared with the second quarter; however, we believe our revenue in the third quarter may be constrained by product availability from a major wafer foundry partner. We expect growth in our legacy display driver and LED sales with increasing volumes from existing and new programs.

Significant customer information is as follows:

	% of Revenue for the Three Months Ended June 30		% of Revenue for the Six Months Ended June 30		% of Accounts Receivable
					at June 30	at December 31
	2009	2008	2009	2008	2009	2008
Rikei Corporation	83%	35%	79%	19%	80%	71%
RIT Display	*	11%	*	13%	*	*
Newtech Component Ltd	*	*	13%	*	11%	*
Samsung SDI	*	46%	*	30%	*	*
TPO Displays Corporation	*	*	*	28%	*	*

*	Less than 10%

Historically, most of our revenue has been generated from sales to a very small number of customers. During the first six months of 2009, our largest customers were Newtech Component Ltd. (Newtech) and Rikei Corporation., which collectively accounted for approximately 92% of our revenue. Newtech is a distributor that sells our products to customers in Hong Kong and China. Rikei is a distributor that sells our products to customers in Japan. While we seek to add additional customers, we expect to remain reliant on a small number of customers for the foreseeable future. In addition, existing customers may reduce their demand, as has occurred in the past, which could cause period to period fluctuations between customers representing significant amounts of our revenue.

Gross profit (loss)

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Gross profit (loss)	$529	$(23)	(2,400)%	$789	$(25)	(3,256)%
% of revenue	19%	(0.4)%		16%	(0.2)%

Gross profit increased $0.6 million for the three months ended June 30, 2009 as compared to the same period in 2008, and gross margin increased to 19% compared with 0% in the second quarter of 2008, due largely to the sale of higher margin products in 2009 as compared to the second quarter of 2008. In the second quarter of 2008, we recorded a provision of $0.2 million for inventory writedowns compared with a negligible increase in the second quarter of 2009, and we recorded lower fixed costs of operations in the second quarter of 2009 as compared to the same period in 2008, all of which improved our gross profit.

For the six months ended June 30, 2009, our gross margin was 16% compared with 0% for the first six months of 2008, due to higher product margins and lower fixed costs of operations in the period as compared to the same period in 2008. In the first six months of 2008, we also recorded provisions of $0.9 million for excess and obsolete inventory, as compared to less than $0.1 million in the first six months of 2009.

Compared to the immediately prior quarter, our gross profit was $0.3 million or 103% higher than in the first three months of 2009 on revenues that were 40% higher, due to higher product margins and lower fixed costs of operations. Inventory reserves for the second quarter were negligible, whereas in the first quarter we recorded provisions of $0.1 million.

Research and development

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Research and development	$1,913	$5,485	(65)%	$4,203	$10,818	(61)%
% of revenue	68%	93%		87%	94%

Research and development, or R&D, expenses decreased $3.6 million, or 65%, and decreased as a percentage of revenue in the quarter ended June 30, 2009 as compared to the same period of 2008. Approximately $1.7 million of this decrease was due to lower salaries and benefits costs, as our headcount declined significantly year over year due to the sales of parts of our business and other cost cutting measures taken over the past year. In addition, costs of research and development materials and masks were $1.0 million lower, as the number of new devices under development declined. Depreciation and allocated costs of facilities and benefits declined $0.4 million, largely as a result of the sale of our Korea R&D subsidiary in the first quarter of 2009.

For the six month period ending June 30, R&D spending declined from $10.8 million to $4.2 million. Salaries, bonuses and benefits declined by $3.2 million as a result of headcount reductions and elimination in 2009 of the retention bonus accruals related to the Mondowave acquisition. Spending on outside engineering consultants dropped by $0.3 million; spending on R&D materials and masks dropped $1.9 million, spending on general facilities costs declined by $0.5 million, and depreciation dropped by $0.4 million from the first half of 2008 compared to the first half of 2009.

Compared to the immediately prior quarter, R&D spending decreased $0.4 million. Salaries and benefits declined by approximately $0.5 million, due largely to the sale of our businesses. This cost reduction was offset by higher spending for touch sensor products. We expect research and development expenses to decline further in the third quarter of 2009 as we experience a full quarter’s cost reduction from the sale of our touch sensor business.

Selling, general and administrative

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Selling, general and administrative	$1,845	$4,306	(57)%	$4,496	$9,005	(50)%
% of revenue	65%	73%		93%	78%

Selling, general and administrative, or SG&A, expenses in the second quarter of 2009 decreased $2.5 million compared to the same period in 2008. Selling, general and administrative expenses included stock-based compensation expense of $0.2 million in both the second quarter of 2009 and 2008. Salaries and related expenses declined by $1.2 million as a result of the headcount reductions from the sales of parts of our business and other cost cutting measures taken over the past year, and recruiting fees declined by $0.1 million. Travel and entertainment costs declined by $0.2 million as a result of our headcount reductions. Outside services declined by $0.3 million as a result of lower external sales and marketing costs and reductions in the size of the Board of Directors. Administrative services costs declined by $0.4 million as we reduced costs for external auditing, tax services and corporate franchise taxes.

For the six month period ended June 30, SG&A spending declined from $9.0 million in 2008 to $4.5 million in 2009. Salaries, bonuses and benefits declined by $2.0 million as a result of headcount reductions and elimination in 2009 of the retention bonus accruals related to the Mondowave acquisition. Travel expenses declined by $0.4 million, the cost of outside sales services declined by $0.5 million, the cost of legal, accounting and tax services declined by $0.5 million, and stock compensation expenses declined by $0.4 million from the first half of 2008 to the first half of 2009.

Compared to the immediately prior quarter, SG&A costs declined by $0.8 million. Salaries and related expenses declined by $0.4 million, and outside services fees declined by $0.1 million. Legal, accounting and tax service fees declined by $0.3 million. We expect selling, general and administrative expenses to decrease slightly during the third quarter of 2009 as we realize the full quarter’s cost reduction from the sales of parts of our business and other cost reduction activities.

Amortization and impairment of goodwill and intangible assets

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Amortization of intangible assets	$—	$848	(100)%	$—	$1,696	(100)%
% of revenue	0%	14%		0%	15%
Impairment of goodwill	$—	$5,189	(100)%	$—	$5,189	(100)%
% of revenue	0%	88%		0%	45%
Impairment of intangible assets	$—	$4,256	(100)%	$—	$4,256	(100)%
% of revenue	0%	72%		0%	37%

We recorded $0.8 million from amortization of intangible assets in the first quarter of 2008 related to the acquisitions of Mondowave Inc. and Acutechnology Semiconductor Inc. in 2007. These intangible assets, which include developed and core technology, non-compete covenant agreements, and customer relationships, were amortized using the straight line method over their expected useful lives, which ranged from two to four years. In the second quarter of 2008, we concluded our market capitalization had been below our book value for an extended period of time, and we tested these assets for impairment. As a result of these tests, we recognized impairment charges of $5.1 million for goodwill and $4.3 million for purchased intangible assets in the second quarter of 2008. We incurred no amortization expense for these assets in the first six months of 2009, because the related assets were fully expensed through previous amortization and impairment charges.

Net gain on sales of assets and technology

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Net gain on sales of assets and technology	$(5,246)	$—	—	$(6,937)	$—	—
% of revenue	186%	—		143%	—

The net gain on sales of assets of technology results from the sale of our touch sensor business in the second quarter of 2009 and the sales of our power management, audio and display driver businesses in the first quarter of 2009, as follows (in thousands):

	Touch Sensor	Power Mgt	Audio	Display Driver	Total
Cash received, net of cash sold and transaction costs	5,563	$1,595	$1,148	$(1,916)	$6,390

Receivable from sale of assets and technology		—	—	3,311	$3,311
Book value of net assets impaired or sold	(317)	—	(135)	(2,312)	$(2,764)

Net gain (loss) on sale of assets and technology	$5,246	$1,595	$1,013	$(917)	$6,937

In connection with our touch sensor and power management sale transactions, we received cash holdbacks agreed to under the respective agreements totaling $0.6 million in the third quarter of 2009. We will record additional gain on these sales of assets and technology in the third quarter when the cash was received. These payments are not reflected in the condensed consolidated statement of operations for the second quarter of 2009.

Interest and other income, net

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Interest and other income, net	$430	$340	26%	$694	$1,137	(39)%

Interest and other income, net, increased $0.1 million in the second quarter of 2009 as compared to the second quarter of 2008. We earned interest income of $0.1 million and $0.4 million in the three months ended June 30, 2009 and 2008, respectively. The lower interest in 2009 is due to significant decreases in both our average cash and investment balance and interest rates. We recorded a gain of $0.3 million on the sale of previously written down auction rate securities in the second quarter of 2009.

For the six months ending June 30, 2009 we recorded $0.6 million in gain on the sale of previously written down auction rate securities. Interest income totaled $1.1 million for the first six months of 2008, and $0.2 million for the first six months of 2009.

Benefit from income taxes

	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)
Benefit from income taxes	($275)	($221)	24%	($240)	($231)	4%
Effective tax rate	-11%	1%		86%	1%

We recorded a benefit from income taxes of $275 thousand for the three months ended June 30, 2009, as compared to a benefit from income taxes of $221 thousand for the three months ended June 30, 2008. The income tax benefit for the three months ended June 30, 2009 includes a release of reserves for foreign taxes of $281 thousand due to the lapse of the applicable statute of limitations, and is not representative of the tax provision expected for the full year. The income tax benefit for the six months ended June 30, 2008 included a discrete tax benefit of $399 thousand related to interest on a tax refund receivable of $253 thousand and a net reduction of taxes payable for prior year taxes of $146 thousand, largely related to prior year return to provision adjustments. We expect to record a modest benefit to income taxes for the full 2009 year.

For the six months ended June 30, we recorded a benefit of $240 thousand in 2009 and $231 thousand in 2008. The income tax provision for the first half of 2009 included a discrete benefit of $281 thousand related to the release of reserves for foreign taxes, and the first half of 2008 included a discrete benefit of $399 thousand related to prior years taxes.

In 2007 and 2008 we established valuation allowances for our federal and state deferred tax assets. The valuation allowances were determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. As of June 30, 2009 we continue to maintain a full valuation allowance on our state deferred tax assets and a partial valuation allowance on our federal deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

We are subject to periodic audits of our income tax returns by federal, state and foreign tax authorities. These audits may question our tax filing positions, including the timing and amount of deductions and the allocation of income across jurisdictions. As of June 30, 2009, our unrecognized tax benefits are approximately $2.8 million, of which $1.5 million would, if recognized, impact our effective tax rate. This amount includes $253 thousand of interest and penalties. We continue to recognize interest and/or penalties related to income tax matters as a component of income tax expense. We believe it is reasonably possible that a change to our unrecognized tax benefits could occur within twelve months as a result of lapses in statutes of limitations, potentially reducing our net loss by up to $0.1 million. It is possible; however, that some months or years may elapse before an uncertain position for which we have established a reserve is resolved.

We file U.S., California and foreign income tax returns in jurisdictions with varying statutes of limitation. The 2005 through 2008 tax years remain subject to examination by federal tax authorities and the 2004 through 2008 tax years remain subject to examination by California tax authorities. In significant foreign jurisdictions, the 2004 through 2008 tax years generally remain subject to examination by tax authorities. We have no ongoing audits by tax authorities at this time.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(10,696)	$(15,725)
Net cash provided by investing activities	14,454	19,618
Net cash provided by (used in) financing activities	(403)	40

Since our inception, we have financed our operations primarily through sales of equity securities and through cash generated from operations prior to 2006. Working capital increased from $29.6 million at December 31, 2008 to $33.8 million at June 30, 2009 as a result of cash received from the sale of assets and technology, offset by quarterly losses. Cash, cash equivalents, investments and restricted cash at June 30, 2009 totaled $28.7 million, as compared to $29.4 million as of December 31, 2008. The decline in cash, cash equivalents, investments and restricted cash were primarily due to our net losses in the last twelve months offset by the sales of assets and technology in the first six months of 2009.

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2009, compared to $15.7 million for the six months ended June 30, 2008. Our net loss was $39 thousand for the six months ended June 30, 2009 and $29.6 million for the six months ended June 30, 2008. We recorded $9.4 million in impairment of goodwill and intangible assets in the first half of 2008, and $6.9 million in net gains from the sale of assets and technology in the first six months of 2009.

Trade accounts receivable increased $0.6 million in the six months ended June 30, 2009 and decreased $2.0 million in the six months ended June 30, 2008. The changes are the result of increases in revenue in the second quarter of 2009 and declines in revenue in the second quarter of 2008. Additionally, payment terms vary by customer and our receivable balance fluctuates with changes in our customer mix. Our days of sales outstanding were 81 at June 30, 2009 and 57 at June 30, 2008. We expect days of sales outstanding typically to range from 60 to 90 days. Our customer base has become more concentrated with customers with longer contractual payment terms, and we experienced some delays in receiving customer payments that were due before June 30, 2009. We closely monitor our credit extension to customers who delay payments and may withhold requested shipments. Our balance sheet also includes a $3.3 million receivable from the buyer of our display driver business which is due no later than January 2010. At present, no allowance is deemed required for this receivable. However, if the financial condition of the purchaser of our display driver business limits their ability to make payments on this debt, an allowance for uncollectibility may be required, which would have a material impact on our financial results and cash flows.

Inventory decreased by $2.0 million in the six months ended June 30, 2009 and increased by $3.3 million in the six months ended June 30, 2008. The decrease in the first six months of 2009 resulted from sales of existing product inventories, and some wafer foundry supply limitations in the second quarter of 2009. Our annualized inventory turns were 52 for the three months ending June 30, 2009 and five for the three months ended June 30, 2008, reflecting the inventory reduction in the second quarter of 2009 and the build in inventory in the second quarter of 2008. In June 2009, one of our principal foundry partners experienced a manufacturing disruption due to a loss of electrical power which limited their deliveries of product to us at the end of the quarter. We expect annualized inventory turns typically will range between eight and ten. To effectively manage inventory volumes, we must carefully monitor forecasted sales by device due to the relatively long manufacturing process for semiconductors and risk of obsolescence in a rapidly evolving industry. This risk is heightened by rapid changes in forecasted sales from our customers, in some cases necessitating commencement of production before we receive firm purchase orders. To the extent customer demand falls short of previous forecasts, our cash flows may be negatively impacted by a longer cash flow cycle on such inventory, and inventory may exceed demand resulting in inventory write-downs which impact our financial statements.

Accounts payable decreased $1.0 million in the first six months of 2009 as we had minimal inventory purchases in the period. During the first quarters of 2009 and 2008, we paid out $2.4 million and $1.8 million, respectively, to current and former employees in connection with the Mondowave acquisition, reducing accrued liabilities in each period. Accrued salary and vacation liabilities have declined with our reductions in headcount. Deferred margin declined in the first six months 2009 as we sold liabilities for deferred non recurring engineering revenue to the buyer of our display driver business in January 2009, and our sales distributors reduced their net inventories of our products through product sales.

Net cash provided by investing activities was $14.5 million and $19.6 million for the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, we received cash from sales of our touch sensor, display driver, power management and audio product assets of $6.4 million, net of fees to financial and legal advisors. In the first half of 2008, we decreased our marketable securities portfolio and increased our cash and cash equivalents. We purchased a minimal amount of property and equipment in the first six months of 2009 and approximately $0.2 million of property and equipment in the first six months of 2008. Sales or maturities of available for sale securities, net of purchases of available for sale securities, were $6.4 million in the first six months of 2009 and $19.7 million in the first six months of 2008. All investments comply with our corporate investment policy, with our primary objective being the preservation of principal.

Net cash used in financing activities was $0.4 million for the first six months of 2009, and $40 thousand in cash was provided by financing activities in the first six months of 2008. We retired some restricted stock awards for employees transferred as a result of sales of parts of our business in the first half of 2009 and paid $0.3 million in installment payments on our integrated circuit design and simulation software tools.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first six months of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations through June 30, 2010. However, we expect to incur operating losses in 2009. If anticipated operating results in our legacy display driver and LED driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. Additionally, we may enter into additional agreements for the sale of all or parts of our business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain necessary financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

ITEM 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk. Our investment portfolio currently consists of money market funds, corporate notes and bonds, commercial paper, and U.S. government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer. These securities, which approximated $26.7 million as of June 30, 2009, and have a weighted average interest rate of approximately 1.1%, are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

Liquidity Risk. Our Level 3 investments as of December 31, 2008 included auction rate securities (ARS) that are securitized packages of government guaranteed student loans. In March 2009, we sold one of our ARS with a par value of $1.0 million and carrying value of $600 thousand for $870 thousand. In the second quarter of 2009, we sold the remaining two ARS with an aggregate par value of $1.7 million and carrying value of $1.02 million for $1.36 million. The gain of $340 thousand for the three months ended June 30, 2009 and the gain of $610 thousand for the six months ended June 30, 2009 appears within “Interest and other income, net” on the condensed consolidated statement of operations. As of June 30, 2009 we had no remaining Level 3 investments, and we believe that with overall liquidity in the capital markets improving during the second quarter of 2009, our investment portfolio is subject to minimal liquidity risks. We cannot assure you, however, that liquidity risk will not cause a material impact to our financial position, results of operations or cash flows in the future.

Foreign Currency Exchange Risk. We engage in international operations and transact business in various foreign countries, primarily China, Japan, Korea, Singapore and Taiwan. Activities with our manufacturing partners located in Singapore and Taiwan are denominated in U.S. dollars.

In connection with the sale of our display driver assets and technology in January 2009, a portion of the consideration was given in the form of a receivable in the amount of two billion Korean won due no later than January, 2010. Prior to the sale of our display driver business, in which we sold our Korean R&D subsidiary, our foreign currency exchange risk was primarily associated with settlement of our intercompany accounts with our Korean subsidiary. The sale of our touch sensor business in June 2009 included the transfer of a number of our remaining Korean employees to the buyer, and further reduced our exposure to foreign exchange risk. Although our foreign currency exchange risk is minimal after the sales of our Korean R&D subsidiary and touch sensor business operations, we cannot assure you that exchange rate movements will not cause a material impact to our financial position, results of operations or cash flows in the future.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. It confirmed that our disclosure controls and procedures are effective in alerting us, within the time periods specified by the Securities and Exchange Commission, to any material information regarding our company. Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and such information was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against Leadis Technology, Inc., certain of its officers and its directors. The complaint alleges the defendants violated Sections 11 and 15 of the Securities Act of 1933 by making allegedly false and misleading statements in our registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005. On April 20, 2005, the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and the District Court issued its final approval of the settlement in June 2009.

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

Our business strategy is currently going through significant evaluation and change.*

We announced in October 2008 that our business strategy was going through a transition. Rather than continuing to pursue a broad range of analog semiconductor products for portable electronic devices, we have significantly reduced the scope of our operating activities. In January 2009, we sold certain display driver assets and transferred certain employees to AsTEK, Inc., a privately-held company located in Korea whose principal is the former general manager of our Korean R&D operation. The total consideration was $3.5 million in the form of a non-interest bearing receivable due no later than January 2010 plus $0.5 million of assumed liabilities. The cash consideration has yet to be received, and the associated receivable carries risk of non-payment. A portion of the receivable is denominated in the amount of 2 billion Korean won due no later than January 2010, and is therefore also subject to foreign currency exchange risk. We retained rights to most of the current display driver products in production, which we expect will continue to generate revenue through 2009, as well as ownership of our proprietary EPiC™ technology for AM-OLED displays. In February 2009, we sold assets relating to a development-stage power management product. In March 2009, we sold the assets relating to our portable audio products. In June 2009, we sold the assets relating to our touch sensor products. As a result of these transactions, we have reduced our headcount by approximately 70% from the level at the end of the third quarter of 2008, and we are focusing our operating activities on our LED products. We also expect to generate revenue from the sale of our legacy display driver products. While these transitions have significantly reduced our operating expenses, the transitions and our current plan may fail to stop our operating losses. In addition, we may not be able to make our LED driver business profitable and therefore may exit from this business, either through a sale of the business, a shutdown of the business, or by other means. We may not be able to identify, acquire, or transition to new lines of business that may be profitable, and we may not have enough resources to transition to certain alternative lines of business. We are also evaluating alternatives to maximize shareholder value, including the potential sale of all or parts of the remaining business. There is no assurance that we could find buyers for the remaining parts of our business, or that the terms of any such potential transaction will be significantly beneficial.

If our new business strategy is unsuccessful, it could significantly harm our business and operating results.*

In the second half of 2008 and first quarter of 2009, as economic conditions deteriorated, we took actions to restructure our operations and reduce our spending to bring costs more in line with expected revenues and our business strategy. We engaged financial advisors during the third quarter of 2008 and began evaluating alternatives for each of our business areas. As a result of this restructuring, we are focusing our operating activities on LED drivers and controllers. In the short term, we also will generate revenue from the sale of our legacy display driver products. The sale of our display driver, audio and touch sensor businesses has reduced the scale of our business and income stream, resulting in significantly greater reliance on our LED products. To date, we have not generated significant revenue from sale of these products. If the market demand for our LED product offerings is smaller than we anticipated, our results of operations and business would be adversely affected. In addition, if there is a delay in bringing our new products to market, it would delay our ability to derive revenue from such products and our business and operating results could be significantly harmed.

We continue to explore strategic alternatives for our business, which could significantly change the nature of our operations. *

Since the third quarter of 2008, we have taken significant actions to restructure our operations, including the sale of assets related to our display driver, audio and touch sensor businesses. Our current operations are focused on the development and sale of LED drivers and controllers, as well as the sale of our legacy display driver products. Despite having significantly reduced our operating costs and narrowed the scope of our operating activities, we continue to evaluate alternatives to maximize shareholder value in our company. Possible alternatives include selling all of our remaining assets to one or more buyers, including assets related to our LED drivers and controllers and our legacy display drivers, changing our business focus, which could include acquiring business or assets from a third party, expanding the scope of our business through relationships with third parties, or seeking voluntary dissolution. There is no assurance that we could find willing buyers or partners necessary to implement any of these alternatives should we elect to do so. There also can be no assurance that any of these alternatives would result in greater stockholder value than our current business strategy.

We have incurred losses in prior periods and will incur losses in the future, which will reduce our cash balance and could harm our financial condition.

For the years ended December 31, 2008, 2007 and 2006, we incurred significant operating losses and negative cash flows, with net losses of $51.5 million, $30.9 million and $11.9 million, respectively. During this period our revenue decreased from $101.2 million in 2006 to $39.6 million in 2007 and $18.6 million in 2008. For the six months ended June 30, 2009, our revenue was $4.8 million and we had a net loss of $39 thousand. At June 30, 2009, we had an accumulated deficit of $77.3 million and cash, cash equivalents and short-term investments totaling $28.7 million.

Although we have taken steps to significantly reduce our operating expenses, our ability to return to or sustain profitability on a quarterly or annual basis in the future depends substantially on our ability to develop new LED products that gain market acceptance, and our ability to manage expenses. We may not generate sufficient revenue from these products and we may not again achieve or sustain profitability on a quarterly or annual basis. If we fail to return to profitability, the continued operating losses will reduce our cash balance and negatively harm our business and financial condition.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

We believe that as a result of our actions taken in the fourth quarter of 2008 and in the first quarter of 2009, our cash, cash equivalents, and short term investment balances will be sufficient to fund our operations through June 30, 2010. However, we expect to incur operating losses in 2009 and expect our cash balance to decline during the year. If anticipated operating results in our LED products and legacy display driver businesses are not achieved, we have the intent and believe we have the ability to delay or further reduce expenditures. We may also enter into additional agreements for the sale of all or parts of our remaining business in the future. We currently have no plans to seek additional cash. However, if additional capital is raised through the sale of equity or convertible debt, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to current holders of common stock. If we obtain additional funds through arrangements with strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations.

Recent deterioration of worldwide economic conditions may affect our financial performance and our ability to forecast our business.

Our operations and performance depend on worldwide economic conditions and its impact on purchases of our products by our customers. Economic conditions deteriorated significantly in the last six months of 2008 and the first six months of 2009 in many countries and regions, including the United States, and may remain depressed for the foreseeable future. As a result, our customers may experience unexpected fluctuations in demand for their products, as consumers alter their purchasing activities in response to this economic uncertainty, and our customers may change or scale back their product development efforts, component purchases or other activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, our operating results and financial condition may be materially and adversely affected.

If we are unable to timely develop new and enhanced products that achieve market acceptance, our operating results and competitive position could be harmed.

Our future success will depend on our ability to develop LED products that achieve timely and cost-effective market acceptance. The development of our products is highly complex, and we have experienced, and in the future may experience, delays in the development and introduction of new products and product enhancements. We often incur significant expenditures on the development of a new product without any assurance that a manufacturer will select our product for design into its own product. Once a customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers typically involves significant cost, time, effort and risk for the customer.

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

We cannot assure you that products we recently developed, or products we may develop in the future, will achieve market acceptance. If our customers notify us that they have incorporated our products into their products in the design phase, we describe this event as a design win. Even if we achieve design wins for our products, these design wins may not generate significant, or any revenue. Design wins for our LED driver products have not yet generated significant revenue. If our LED products fail to achieve design wins, the design wins do not generate significant revenue, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position will be adversely affected.

Not all new design wins ramp into production, and even if ramped into production, the timing of such production may not occur as we or our customers had estimated or the volumes derived from such projects may not be as significant as we had estimated, which could have a substantial negative impact on our anticipated revenues and financial condition.

Once our LED products have achieved a design win, it typically takes 3 to 9 months to actually ramp into commercial production. The value of any design win depends in large part upon the ultimate success of our customer’s product in its market. Not all design wins ramp into production and, even if a design win ramps into production, the volumes derived from such projects may be less than we had originally estimated due to lower than anticipated acceptance of our customer’s product by the market. Our failure to obtain sufficient design wins for LED products, or the failure of designs we win to generate sufficient revenues, will have a materially adverse effect on our business, financial condition, and operating results.

We depend on a small number of key customers for substantially all of our revenue and the loss of, or a significant reduction in orders from, any key customer would significantly reduce our revenue and adversely impact our operating results.

For the next several quarters, our primary source of revenue will continue to come from the sale of our legacy display drivers to display module manufacturers serving the portable handset market. Historically, substantially all of our revenue has been generated from sales to a very small number of display module manufacturer customers. The loss of, or a reduction in purchases by, any of our key customers would likely harm our business, financial condition and results of operations. As we focus our business on LED products, we will need to achieve design wins at new customers to whom we have not previously sold products. Our inability to achieve a sufficient number of design wins with new customers will significantly harm our financial position. Consolidation in our customers’ industries may result in increased customer concentration and the potential loss of customers. In addition, some of our customers may have efforts underway to actively consolidate their supply chain, which could reduce their purchases of our products.

We are dependent on sales of a small number of products, and the absence of continued market acceptance of these products could harm our business.

Historically, we have derived all of our revenue from a limited number of display driver products and, despite our recent restructuring; we expect to continue to derive a substantial portion of our revenue from these products in the near term. As a result, in the short term, a decline in market demand for one or more of our current display driver products could result in a significant decline in revenue and reduced operating results. As part of our restructuring, we are focusing our operating activities on the development of new LED products. Until we have broadened our portfolio of these products, we will continue to be dependent on sales of a small number of products for substantially all of our revenue. Market acceptance of these new products is critical to our long-term success.

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

Our LED products must satisfy certain performance specifications of portable handset or electronic device manufacturers. Our ability to compete in the future will depend on our ability to comply with these specifications. We must continue to incorporate additional features and advanced technology into our products to be successful. In addition, as we seek to add new customers, we will need to comply with new and different specifications and quality standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant specifications. If our products are not in compliance with prevailing specifications for a significant period of time, we could miss opportunities to have customers choose our products over those of our competitors early in the customer’s design process. Loss of design wins could harm our business by making it more difficult to obtain future design wins with the manufacturer. We may not be successful in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances requires substantial time and expense and may not be successful, which would harm our competitive position.

Our business is highly dependent on the consumer electronics market, which is highly concentrated and characterized by significant price competition, short product life cycles, fluctuations in demand, and seasonality, any of which could negatively impact our business or results of operations.

Nearly all of our revenue to date has been generated from sales of display drivers for use in portable handsets. We anticipate that a significant portion of sales of our LED products will be for use in portable handsets or other consumer electronic devices. These markets are characterized by intense competition among a concentrated group of manufacturers, rapidly evolving technology, and changing consumer preferences. These factors result in the frequent introduction of new products, significant price competition, short product life cycles, and continually evolving product specifications. If we, our customers or consumer electronic device manufacturers are unable to manage product transitions, our business and results of operations could be negatively affected. Our business is also dependent on the broad commercial acceptance of the consumer electronic devices into which our products are incorporated. Even though we may achieve design wins, if the consumer electronic devices incorporating our products do not achieve significant customer acceptance, our revenue will be adversely affected.

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

Our LED products comprise only part of complex electronics systems manufactured by our customers. As a result, these products must operate according to specifications with the other components in the system. If other components of the electronic system fail to operate efficiently with our products, we may be required to incur additional development time and costs optimizing the interoperability of our products with the other components. Additionally, if other components of the system contain errors or defects that cannot be corrected in a timely fashion, the customer may delay or cancel production of its system, adversely impacting our sales.

Failure to transition to new manufacturing process technologies could adversely affect our operating results and gross margin.

To remain competitive, we strive to manufacture our products using increasingly smaller geometries and higher levels of design integration. Our strategy is to utilize the most advanced manufacturing process technology appropriate for our products and available from our third-party foundry contractors. Use of advanced processes may have greater risk of initial yield problems and higher production costs. Manufacturing process technologies are subject to rapid change and require significant expenditures for research and development. In the past, we have experienced difficulty in migrating to new manufacturing processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. Moreover, we are dependent on our relationships with our third-party manufacturers to successfully migrate to smaller geometry processes. The inability by us or our third-party manufacturers to effectively and efficiently transition to new manufacturing process technologies may adversely affect our gross margin and our operating results.

Our limited operating history makes it difficult for us to accurately forecast revenue and appropriately plan our expenses.

We were formed in May 2000 and had our initial meaningful shipments of display driver products in the third quarter of 2002. As a result, we have limited historical financial data from which to predict our future revenue and expenses. We have not yet had meaningful shipments of our LED products. The rapidly evolving nature of the consumer electronic device markets and other factors that are beyond our control also limit our ability to accurately forecast revenue and expenses. Because most of our expenses are fixed in the short term or incurred in advance of anticipated revenue, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

Our revenue has fluctuated significantly from quarter to quarter and year to year, so you should not rely on the results of any past periods as an indication of future revenue performance or growth.

In the past, we have experienced significant revenue fluctuation from quarter to quarter and year to year. While our revenue increased 58% in 2006 compared to 2005, we experienced a 61% decline in revenue in 2007 compared to 2006, and our revenue for 2008 decreased 53% compared to 2007. Our revenue for the first six months of 2009 was 58% lower than our revenue for the first six months of 2008. We also sold off significant parts of our business in the first half of 2009. Accordingly, you should not rely on the results of any prior periods as an indication of our future revenue growth or financial results.

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

We will sell our LED products to manufacturers of consumer electronics devices. We sell our display drivers to display module manufacturers who integrate our drivers into the displays that they supply to handset manufacturers. We have limited visibility as to the volume of our products that our customers are selling to their customers or carrying in their inventory. If our customers have excess inventory or experience a slowing of products sold through to their end customers, it would likely result in a slowdown in orders from our customers and adversely impact our future sales. Moreover, to ensure availability of our products for our customers, in some cases we start the manufacturing of our products based on forecasts provided by these customers in advance of receiving purchase orders. However, these forecasts do not represent binding purchase commitments, and we do not recognize revenue from these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed by our customers, we may end up with excess inventory that we cannot sell, which would harm our financial results. For example, in 2008, we recorded charges of $5.9 million to write down excess inventory. During 2008, we experienced a sharp drop in demand for two display driver products that had been our largest volume programs. We deliberately built ahead of demand in one program to take advantage of favorable supplier pricing. These products represented approximately 77% of our inventory carrying value at December 31, 2008. While we sold some of this inventory in the first six months of 2009 and expect this inventory to be fully sold in subsequent quarters, we cannot assure you that the inventory will sell, nor that it will sell at prices in excess of our manufacturing costs, and this may result in future inventory provisions. This inventory risk is exacerbated because many of our display driver products are customized, which hampers our ability to sell any excess inventory to the general market.

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

Competitors for our LED products include Advanced Analogic Technologies, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Incorporated, National Semiconductor Corporation, RichTech Co., Ltd., and Texas Instruments Incorporated.

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

We rely on a limited number of independent foundries and subcontractors for the manufacture, assembly and testing of our chipsets and on third-party logistics providers to ship products to our customers. The failure of any of these third-party vendors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.*

As a fabless semiconductor company, we do not have our own manufacturing or assembly facilities and have limited in-house testing facilities. As a result, we rely on third-party vendors to manufacture, assemble and test the products that we design. Our principal foundry partners are Seiko Epson in Japan, and Vanguard International Semiconductor Corporation, Taiwan Semiconductor Manufacturing Corporation and United Microelectronics Corporation in Taiwan. We currently rely primarily on Chipbond Technology Corporation, International Semiconductor Technology Ltd. and King Yuan Electronics Co., Ltd., each located in Taiwan, and Unisem Group in Malaysia, to assemble and test our products. If our current or future vendors do not provide us with high-quality products, services and/or production and test capacity in a timely manner, or if the relationship with one or more of these vendors is terminated, we may be unable to obtain satisfactory replacements and/or we may be unable to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. For example, one of our principal foundry partners experienced in the second quarter of 2009 a manufacturing disruption due to a loss of electrical power that resulted in the loss of in-process inventory and required the foundry to restart inventory for us and other parties. This loss of electrical power created a short term disruption in planned deliveries by the foundry and could materially impact our revenue in the third quarter of 2009.

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

We do not have long-term supply contracts with our third-party manufacturing vendors and they may allocate capacity to other customers and may not allocate sufficient capacity to us to meet future demands for our products.*

We currently do not have long-term supply contracts with any of our third-party contractors. As a result, none of our third-party contractors is obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. Moreover, none of our third-party foundry or assembly and test vendors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We provide our foundry contractors with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Our foundry contractors use raw materials in the manufacture of wafers used to manufacture our products. To the extent our foundry contractors experience shortages of these wafers, we may be unable to obtain capacity as required. In addition, the price of our wafers will fluctuate based on changes in available industry capacity. Our foundry, assembly and test contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice or increasing the prices they charge us. These foundry, assembly and test contractors may reallocate capacity to other customers that are larger and better financed than us or that have long-term agreements or relationships with these foundries or assembly and test contractors, which would decrease the capacity available to us. Moreover, to the extent we decide to, or are required to, change contractors we will face risks associated with establishing new business relationships and capacity. To secure manufacturing capacity at our foundry, assembly and test suppliers we may be required to make substantial purchase commitments or prepayments in future periods, purchase product or services under letter of credit or other terms that are less favorable to us than terms our competitors may arrange, or enter into agreements that commit us to purchase minimum quantities in order to secure capacity or to achieve favorable prices. While we currently do not have plans for long-term agreements with any of our suppliers, we may enter into such agreements in the future, which could reduce our cash flow and subject us to risks of excess inventory or service costs.

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

Any disruption to our operations or the operations of our foundry, assembly and test contractors resulting from electrical power outages or similar infrastructure failures, earthquakes or other natural disasters could cause significant delays in the production or shipment of our products.*

One of our principal foundry partners experienced in the second quarter of 2009 a manufacturing disruption due to a loss of electrical power that resulted in the loss of in-process inventory and required the foundry to restart inventory for us and other parties. This loss of electrical power created a short term disruption in planned deliveries by the foundry and could materially impact our revenue in the third quarter of 2009. We can provide no assurance that our revenue and financial results will not be harmed by this or other similar incidents at our foundry, assembly and test contractors in the future.

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

We believe that our future success depends in large part on our ability to retain the services of our skilled managerial, engineering, sales and marketing personnel, and to develop their successors and effectively managing the transition of key roles when they occur. Beginning in the second half of 2008, we began to restructure our operating activities, and have completed the sale of assets related to our display driver, audio, power management and touch sensor products. As part of the sale of these assets, we have also implemented headcount reductions and other operating expense reductions. As a result of these activities, it may become more difficult for us to retain executives and other key employees. In addition, a substantial majority of stock options held by our executives and key employees had exercise prices above the closing price of our common stock on July 31, 2009. If we lose any of our key technical or senior management personnel, or are unable to fill key positions, our business could be harmed. There are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of analog integrated circuits, and we may face challenges hiring and retaining these types of employees. Our ability to expand our operations to meet corporate growth objectives depends upon our ability to hire and retain additional senior management personnel and qualified technical personnel.

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

We are incorporated and headquartered in the United States, and we have international subsidiaries in the Cayman Islands, Hong Kong and Japan. We have marketing and/or operations personnel in China, Hong Kong, Japan, and Taiwan. Substantially all of our revenue to date has been attributable to customers located outside of the United States. We anticipate that all or substantially all of our revenue will continue to be represented by sales to customers in Asia. Our international operations are subject to a number of risks, including:

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

Difficulties in collecting accounts receivable could result in significant charges against income and the deferral of revenue recognition from sales to affected customers, which could harm our operating results and financial condition.*

We hold a $3.3 million receivable from the sale of our display driver business which is due no later than January 2010. If the financial condition of the purchaser of our display driver business limits their ability to make payments on this debt, an allowance for uncollectibility may be required, which would have a material impact on our financial results and cash flows. Our trade accounts receivable are highly concentrated and make us vulnerable to adverse changes in our customers’ businesses and to downturns in the economy and the industry. In addition, difficulties in collecting accounts receivable or the loss of any significant customer could materially and adversely affect our financial condition and results of operations. As we seek to expand our customer base, it is possible that new customers may expose us to greater credit risk than our existing customers. Accounts receivable owed by foreign customers may be difficult to collect. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance consists of an amount identified for specific customers and an amount based on overall estimated exposure. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and we may be required to defer revenue recognition on sales to affected customers, which could adversely affect our operating results. We may have to record additional allowances or write-offs and/or defer revenue on certain sales transactions in the future, which could negatively impact our financial results

We may not maintain Nasdaq listing requirements, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on the Nasdaq Global Market (Nasdaq), we are required to meet certain listing requirements, including a minimum bid price of $1 per share. Our common stock has traded below the $1 minimum bid price every trading day since September 10, 2008. Under normal circumstances, companies traded on Nasdaq would receive a deficiency notice from Nasdaq if their common stock has traded below the $1 minimum bid price for 30 consecutive business days. Due to market conditions, however, on October 16, 2008 Nasdaq announced a suspension of the enforcement of rules requiring a minimum $1 closing bid price, with the suspension to remain in place until Friday, January 16, 2009. Nasdaq has subsequently announced an extension of this suspension until July 31, 2009. If our common stock continues to trade below the $1 minimum bid price for 30 consecutive business days following the end of Nasdaq’s enforcement suspension, we would likely receive a deficiency notice. Following receipt of a deficiency notice, we expect we would have 180 days to “cure” the deficiency by having our common stock trade over $1 minimum bid price for at least a 10-day period. If we were to fail to meet the minimum bid price for at least 10 consecutive days during the grace period, our common stock could be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. Should our common stock be delisted from Nasdaq, and the delisting determination was based solely on non-compliance with the $1 minimum bid price, we may consider applying to transfer our common stock to the Nasdaq Capital Market provided that we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would have an additional 180 calendar days to comply with the minimum bid price rule while on the Nasdaq Capital Market. If our stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

Our stock price is volatile, which could result in substantial losses for investors and significant costs related to litigation.

The trading price of our common stock is highly volatile. Between December 31, 2007 and June 30, 2009, our common stock traded between $2.86 per share and $0.28 per share. This volatility could result in substantial losses for investors. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

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

We are at risk of being subject to securities class action lawsuits if our stock price declines substantially. Securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, on March 2, 2005, a securities class action suit was filed in the United States District Court for the Northern District of California against us, certain of our officers and our directors. The complaint alleges the defendants violated the Securities Act of 1933 by making allegedly false and misleading statements in the registration statement and prospectus filed on June 16, 2004 for our initial public offering. A similar additional action was filed on March 11, 2005 and the court consolidated the two actions. In the fourth quarter of 2008, the parties to this litigation reached a tentative settlement of all claims. The District Court preliminarily approved the settlement in February 2009, and the District Court provided approval of the settlement in June 2009. Any other such litigation filed in the future may result in significant costs and diversion of management’s attention and resources, which could seriously harm our business, operating results and cash flows.

Our principal stockholders have significant voting power and may influence actions that may not be in the best interests of our other stockholders.

We believe that our executive officers, directors and holders of 5% or more of our outstanding common stock, in the aggregate, beneficially own approximately 40% of our outstanding common stock as of June 30, 2009. As a result, these persons, acting together, may have the ability to exert substantial influence over matters requiring approval of our stockholders, including the election and removal of directors and the approval of mergers or other business combinations and divestitures. This concentration of beneficial ownership could be disadvantageous to other stockholders whose interests are different from those of our executive officers, directors, and 5% shareholders. For example, our executive officers and directors, acting together with a few stockholders owning a relatively small percentage of our outstanding stock, could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, on January 1, 2006, we adopted SFAS No. 123(R), “Share-based Payment,” which requires that we record compensation expense in our statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of this standard had, and will continue to have, a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of stock-based payments. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

ITEM 6. Exhibits

2.1	Asset Purchase Agreement by and between Registrant and Integrated Device Technology, Inc., dated as of June 7, 2009 (1)

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (2)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (5)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 2.1 to Leadis Technology, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2009.
(2)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.
(4)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009	LEADIS TECHNOLOGY, INC.

/s/ JOHN K. ALLEN
John K. Allen
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

2.1	Asset Purchase Agreement by and between Registrant and Integrated Device Technology, Inc., dated as of June 7, 2009 (1)

3.1	Amended and Restated Certificate of Incorporation of Leadis Technology, Inc. (2)

3.2	Amended and Restated Bylaws of Leadis Technology, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Amended and Restated Investor Rights Agreement dated August 19, 2002 by and among Leadis Technology, Inc. and certain holders of capital stock of Leadis Technology, Inc. (5)

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 2.1 to Leadis Technology, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2009.
(2)	Filed as Exhibit 3.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to Leadis Technology Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 12, 2007.
(4)	Filed as Exhibit 4.2 to Leadis Technology Inc.’s Registration Statement on Form S-1/A (File No. 333-113880), as filed with the Securities and Exchange Commission on June 14, 2004, as amended, and incorporated herein by reference.
(5)	Filed as Exhibit 4.3 to Leadis Technology Inc.’s Registration Statement on Form S-1 (File No. 333-113880), as filed with the Securities and Exchange Commission on March 24, 2004, as amended, and incorporated herein by reference.
*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Leadis Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.